Form 10-K
period 2016-12-31
Envision Healthcare Corp
filed 2017-03-01
CIK 1678531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
Commission File Number 001-37955

Envision Healthcare Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1493316
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1A Burton Hills Boulevard
Nashville, Tennessee	37215
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value

5.250% Mandatory Convertible Preferred Stock, Series A-1, $0.01 par value
(Title of class)
New York Stock Exchange
(Name of each exchange on which registered)

Registrant’s telephone number, including area code:  (615) 665-1283

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X]                    No [  ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]                   No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                    No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]                    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting Company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]                     No [X]

As of February 24, 2017, 117,406,120 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2016 (based upon the closing sale price of $77.54 per share of AmSurg Corp. common stock as reported on the Nasdaq Global Select Market on June 30, 2016) was approximately $4,152,884,218. AmSurg Corp. was the accounting acquirer in the Merger (as defined in this report), which closed after June 30, 2016.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Year Ended December 31, 2016

i

Part I

Item 1.  Business

Company Overview

Unless the context otherwise requires, “we,” “us,” “our,” “Envision” and the “Company” refer to the business of Envision Healthcare Corporation and its subsidiaries. References herein to “AmSurg” refer to AmSurg Corp. and references herein to “EHH” refer to Envision Healthcare Holdings, Inc., in each case prior to the completion of the Merger (as defined below).

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, medical transportation services and ambulatory services. We empower physicians in aligning with health systems, payors and communities forming high-performing clinical networks. We strive to be the trusted strategic partner for providers, health systems, communities and payors in the common pursuit of the highest quality of care for the patients we serve.

The Company was formed on June 10, 2016 for the purpose of effecting the merger (the Merger) of AmSurg and EHH. Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. However, AmSurg and EHH were both publicly traded corporations and reports filed with the Securities and Exchange Commission (SEC) and historical information regarding AmSurg and EHH can be found in the SEC's Edgar database at www.sec.gov.

On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements for 2016 included in this report reflect AmSurg’s consolidated operations for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated operations for the period from December 1, 2016 to December 31, 2016. On December 2, 2016, shares of the common stock of the Company and shares of the 5.25% Mandatory Convertible Preferred Stock, Series A-1 of the Company began trading on the New York Stock Exchange under the ticker symbol “EVHC” and “EVHCPR,” respectively.

The Merger combined two leaders to create a premier healthcare services provider organization offering clinical solutions on a national scale, enabling the Company to create value for health systems, payors, providers and patients. AmSurg has more than 25 years of operating history in the ambulatory surgery business and more than 50 years of operating history in the physician services business, primarily in anesthesia services. EHH has more than 40 years of operating history in the physician services business, primarily in emergency services, and more than 55 years of operating history in the medical transportation business. We market our services on a stand-alone, multi-service or integrated basis combining two or more services. We believe our physician-centric culture and integrated care model benefits providers and patients by improving the quality of care and reducing the total cost of care.

We have aligned our financial results into three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment includes the Company’s hospital-based and non-hospital-based physician services businesses. The medical transportation segment includes the Company's community-based medical transportation services, including emergency (911), non-emergency, managed transportation, air ambulance and disaster response services. The ambulatory services segment includes the Company’s ambulatory surgery business, which acquires, develops, owns and operates ambulatory surgery centers (ASCs) and surgical hospitals in partnership with physicians and health systems.

For the year ended December 31, 2016, on a pro forma combined basis assuming the Merger had been completed on January 1, 2016, approximately 63%, 24%, and 13% of our revenues were generated by our physician services segment, medical transportation segment, and ambulatory services segment, respectively. For additional information about our reportable segments, please see "Note 20 - Segment Reporting" to our consolidated financial statement included in Item 8. Financial Statements and Supplementary Data in this report.

At December 31, 2016, we had physician services contracts covering more than 1,500 clinical departments at healthcare facilities in 45 states and the District of Columbia, provided medical transportation services pursuant to more than 4,100 contracts and arrangements in 38 states and the District of Columbia, and owned and operated 260 ASCs in 35 states and the District of Columbia. At December 31, 2016, over 46,200 physicians and other healthcare providers were employed by or affiliated with us.

Item 1. Business - (continued)	Table of Contents

Competitive Strengths

National physician-led healthcare services company offering a broad array of services. The Merger combined two leading, complementary healthcare services companies to form one of the nation’s largest provider organizations, well-positioned to help shape the future of the healthcare delivery. Currently, we manage a broad array of clinical network solutions, including physician-led services, medical transportation and ambulatory services. We believe our scale and breadth of services in a fragmented marketplace allows us to be the most trusted and highest quality strategic partner for health systems, healthcare providers, payors, patients and communities in the common pursuit of the highest quality of care for the patients we serve. Additionally, our portfolio of service offerings creates value by delivering integrated physician-centric care to systems, payors and patients, and positions us favorably for growth and long-term leadership as the dynamic healthcare landscape continues to evolve.

Opportunities for accelerated growth. We operate in the physician services, community-based medical transportation and ambulatory services markets, three large and growing segments that are supported by favorable demographic shifts. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. Market volumes have been driven primarily by the non-discretionary nature of our services, aging demographics and primary care physician shortages that drive patients to emergency rooms.

We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. We intend to continue to expand our existing customer relationships and capitalize on greenfield opportunities as we seek to increase our new contract growth, which represents the majority of the anticipated revenue synergies of the Merger. We anticipate additional growth through greenfield opportunities, as we believe that we currently provide physician services to approximately 40% of our target hospitals. Additionally, we believe we will have opportunities to expand our services in the hospitals we currently serve. We also have a strong track record of executing on and integrating select acquisition opportunities. We expect that the fragmented nature of the segments in which we operate, in particular the physician services segment, in addition to the strength of our operating platform, will aid in increasing our near- and long-term acquisition pipelines.

Strong financial profile with attractive cash flow and deleveraging profile. We have historically demonstrated consistent revenue growth and attractive margins while maintaining a strong balance sheet. We have a diversified business mix across our segments, geographies and clients, as well as significant cash flow, which we expect to deploy for acquisitions, thereby driving growth while also reducing leverage ratios.

Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. Our healthcare professionals are supported through our specialty-specific networks, which are led by our physician senior leadership. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus which helps us attract and retain providers.

Ability to attract and retain high-quality providers. Through our recruiting databases and processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our national presence and operating infrastructure enable us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our strong contract and clinician retention rates and allow us to efficiently recruit providers to support our robust new contract pipeline across each of our businesses.

Item 1. Business - (continued)	Table of Contents

Business Strategy

Capitalize on organic growth opportunities. Our scale, scope and long operating history, combined with our value-enhancing initiatives, provide us with competitive advantages to continue to grow our business. We believe that our integrated service offerings, differentiated and data-driven processes, scalable technology and sophisticated risk management programs improve the quality and efficiency of care, creating value for health systems, payors and patients. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

Grow complementary and integrated service lines. Our continued focus on expanding our existing relationships and integrated service offerings has helped hospital systems, communities and payors to realize economic benefits and clinical value for patients. We plan to expand and integrate our services across our existing customer base. We believe that our ability to expand our existing relationships will be enhanced by our strong national and regional reputation and strong relationships with our healthcare facility customers.

Supplement organic growth with strategic acquisitions. The segments in which we compete are highly fragmented, presenting significant opportunities for organic growth and additional acquisitions. We have a successful track record of completing and integrating select acquisitions. This has enhanced our presence in existing markets, facilitated our entry into new geographies and expanded the scope of our services. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity. From time to time, we perform strategic reviews of our business lines, and may pursue strategic initiatives in the future, including divestitures, acquisitions, spin-offs, split-offs, strategic partnerships or joint ventures.

Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs and providing certain shared services across our businesses. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, in all segments, we will continue to utilize risk mitigation programs for loss prevention and early intervention, including continued use of clinical “fail-safes” and other technology. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Physician Services Segment

We are a leading national provider of multispecialty physician services to hospitals, ASCs and other healthcare facilities. As of December 31, 2016, we had physician services contracts, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services and children's services, covering more than 1,500 clinical departments in healthcare facilities in 45 states and the District of Columbia, and over 23,100 employed or affiliated physicians and other healthcare professionals. The market for physician services is fragmented in each of our specialties, and is serviced by national, regional and local providers. On a pro forma combined basis for the year ended December 31, 2016, assuming the Merger had been completed on January 1, 2016, Arizona, California, Florida, New Jersey and Texas accounted for approximately 64% of our physician services segment net revenue.

We, or our affiliated entities, recruit and hire or contract with physicians and other healthcare professionals, who then provide services to patients in the facilities with which we contract. We bill and collect from each patient or the patient’s insurance provider for the medical services performed. We also have agreements with independent physician groups and hospitals to provide management services such as billing and collection, recruiting, risk management and certain other administrative services.

Item 1. Business - (continued)	Table of Contents

The following table presents the physician services revenue mix from our primary specialties on a pro forma combined basis for the year ended December 31, 2016, assuming the Merger was completed on January 1, 2016.

Revenue Mix
Emergency department and hospitalist services	59%
Anesthesiology services	29
Radiology services	5
Children's services	2
Office based, surgery and other	5
Total	100%

Emergency Department (ED) and Hospitalist Services

We are a leading national provider of emergency medicine services to hospitals and other facilities in the United States. Emergency departments are an essential access point for medical services and are a primary source of patient admissions to hospitals and other facilities. Consequently, hospitals require efficient and effectively operated emergency departments, often turning to third-party providers with greater experience and resources. We believe increased volumes through EDs and cost pressures facing hospitals have resulted in an increased focus by facilities on improving the operating efficiency of their emergency departments.

We provide inpatient physician services, or hospitalist services, for hospital patients who have no primary care physician or have an attending physician who requests that our hospitalist manage the patient. We help reduce the average length of stay for patients. Inpatient service physicians are also an integral part of the post-discharge coordination of patient care by directing how care outside the hospital setting should be established and coordinated by improving the care coordination through effective working relationships with emergency departments. We believe that effective hospitalist programs result in better patient outcomes and lower costs. We frequently provide hospitalist services to our customers in combination with other physician services. During 2016, our emergency service and hospitalist providers handled more than 15.2 million emergency room visits in 41 states.

Anesthesiology Services

We are a leading national provider of anesthesia services in the United States. Our anesthesia care teams provide anesthesiology services to hospitals, ASCs and other healthcare facilities. These teams are typically comprised of board-certified physicians and allied health professionals. Our anesthesiologists are a key part of the effective management and productivity of hospital surgery departments, ASCs and other healthcare facilities. During 2016, our anesthesia professionals handled more than 2.4 million anesthetic cases in 26 states.

Radiology/Tele-radiology Services

We are a leading national provider of radiology services, including diagnostic, interventional and tele-radiology services, to hospitals, imaging centers and physician group practices in the United States. Many of our radiologists provide their services at healthcare facilities where they interpret all modalities of radiology images. They can consult directly with attending physicians, providing prompt, accurate interpretations, which promotes the professional development of our radiologists as they interact constantly with the physicians at our clients’ facilities. During 2016, our radiology professionals interpreted over 6.5 million studies in 12 states.

Children’s Services

We are a leading national provider of children’s services in the United States. Through our children's services teams, which include on-site medical directors, physicians and nurse practitioners, we provide neonatal management services at our healthcare facility partners' neonatal intensive care units (NICUs). We continue to expand our provision of children’s services in pediatric hospitalist, pediatric intensivist and pediatric emergency medicine subspecialties. During 2016, our children’s services professionals supported approximately 275,000 patient days in 16 states.

Item 1. Business - (continued)	Table of Contents

Other Services

Surgery Services. We offer management, oversight and surgeon staffing for trauma surgery services. This service gives hospitals the opportunity to raise their trauma designation by providing expanded coverage for and management of surgery services.

Post-Acute Care Services. We provide direct patient care and care coordination by clinicians outside the acute care setting through physician-led post-acute care services, including transitional care teams and tele-monitoring and tele-medicine. We serve patients who require comprehensive care across various settings, many of whom suffer from advanced illnesses and chronic diseases. We believe that providers of care management solutions outside the hospital can offer an attractive value proposition.

Office-Based Services. We operate groups of office-based medical practices that primarily focus on women’s health and provide services in the areas of gynecology and obstetrics. We maintain and operate our office-based practices in communities where the practices support and integrate with our facilities-based specialties, providing additional value to our healthcare facility clients through coordination of care. We provide management services to affiliated office-based practices and typically manage all aspects of the practice other than the provision of medical services, except in jurisdictions where we are permitted to also provide clinical management services.

Support Services

We provide a full range of hospital-based physician staffing and related management services for each of our physician services specialties, which include:

Contract Management. We utilize an integrated approach to contract management that involves physicians, non-clinical business experts and operational and quality assurance specialists. An on-site medical director responsible for the day-to-day oversight of the relationship, including clinical quality, works closely with the facility’s management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation, operational improvement and physician utilization patterns.

Staffing. We provide healthcare facilities with a full range of staffing services to ensure that each contract is staffed with the appropriate mix of qualified physicians and other medical professionals. Our dedicated clinical teams include qualified physicians and other healthcare professionals responsible for the delivery of high-quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area.

Recruiting. Many healthcare facilities lack the dedicated resources and expertise necessary to identify and attract specialized physicians. Our marketing and recruiting staff utilizes our proprietary recruiting support systems and databases to increase the success and efficiency of our recruiters and our physician retention rates.

Scheduling. Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled situations such as physician illness and personal emergencies do not result in a disruption of coverage.

Operational Improvement Assessments. On behalf of our hospital customers, we implement process improvement programs that are directed toward enhancement of operating and triage systems, and improvement of critical operational metrics, including turnaround times, “left without being treated,” and throughput times. These programs are delivered to the clinical and non-clinical members of the hospital ED as well as other areas of a healthcare facility where services are being provided.

Practice Support Services. In some situations, facilities and physician groups that are not contracted or affiliated with us are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet these needs. We provide these services to independent physician groups and healthcare facilities under practice support agreements that generally have a term of one to three years.

Item 1. Business - (continued)	Table of Contents

Physician Services Segment Overview

The growing complexity of the healthcare delivery system has led many healthcare facilities to increasingly engage third-party providers to provide medical coverage and administrative functions to improve productivity, increase the overall quality of care and reduce administrative costs. We believe the primary clinical areas we serve, which include emergency medicine, anesthesiology, radiology and children’s services, are specialties that are extremely important lines of service for the overall provision of care. The market for services in our specialties tends to be highly fragmented and is predominantly served by smaller group practices.

We believe our physician services segment is well-positioned to benefit from certain trends including the following:

Shift towards national providers of physician outsourcing. Hospitals, ASCs and other healthcare facilities are increasingly utilizing national providers of healthcare professionals as a means of achieving targeted physician coverage levels, including by addressing difficulties in hiring and retaining physicians and increasing operational efficiency to improve patient flow, reduce wait times, coordinate care, shorten lengths of stay and reduce readmission rates, all of which lead to lower costs and promote improved patient care. Historically, hospitals, ASCs and other healthcare facilities have relied on local practice groups to provide physician services, but an increasing number have been turning to national physician groups to meet their increasingly complex needs. We are a direct beneficiary of this continuing shift from smaller local groups to larger national provider organizations.

Consolidation of healthcare providers. Historically, healthcare has predominantly been provided through smaller, fragmented local provider groups. However, due to changes in reimbursement, increasing regulatory compliance requirements and growing client demands for quality measurement and cost efficiencies, hospitals, ASCs and other healthcare facilities, in some instances, are increasingly consolidating with one another, provider groups are consolidating into larger groups and individual physicians are seeking larger partners. A significant portion of our growth has come from consolidation with regional provider groups, other acquisitions of smaller physician group practices and new contract wins, all of which have in part been driven by these consolidation trends.

Opportunities created by healthcare reform. The healthcare sector is periodically subject to regulatory, legislative and other political reform initiatives, at the federal and state level, that significantly impact government healthcare programs, reimbursement models, and health insurance coverage. Recent reform initiatives include efforts to shift governmental reimbursement models away from fee for service methodologies toward value-based approaches. In particular, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, efficiency, clinical improvement activities and meaningful use of electronic health records. We believe our continuing focus on clinical excellence and monitoring the clinical quality of our services positions us favorably to benefit from the shift toward value-based reimbursement models. Other recent initiatives have increased access to health insurance, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Health Reform Law), and other healthcare reform measures. The Health Reform Law has also increased the obligation of healthcare providers to provide coordinated care and held providers accountable for showing measurable patient outcomes. As a national provider group, under the Health Reform Law, as currently in effect, we believe we are in a favorable position to serve the expected growth in patient populations and to meet our clients’ needs for increased coordination and outcomes measurement. However, as a result of the 2016 federal elections, the Health Reform Law may be repealed or significantly modified as leaders in both the executive and legislative branches of government have stated their intention to repeal, replace or significantly modify the Health Reform Law. See "Government Regulation-Heath Reform Law" later in this report.

Increased competition for specialty physicians. With a growing and aging population in the United States, demands for specialty physician services are increasingly outpacing the supply of qualified practitioners. We believe there will be a shortage of physicians in each of our specialties occurring in the next 10 years. This growing shortage has led to increasing challenges in recruiting and retaining specialty physicians among hospitals, ASCs and other healthcare facilities, which we believe we can service in part by utilizing other allied healthcare professionals, such as certified registered nurse anesthetists, advanced registered nurse practitioners and physician assistants. Given our expertise in recruiting healthcare professionals in our specialty fields and the attractiveness of our business model to such specialists, we believe we are well-positioned to continue to recruit and retain healthcare professionals and meet the increasing demand for their services in the years to come.

Item 1. Business - (continued)	Table of Contents

Physician Services Strategy

We intend to grow the revenue and profitability of our physician services segment by:

Delivering distinctive service to our existing client base to drive strong same-contract growth. The foundation of our physician services business lies in how we service our existing base of healthcare facilities. To ensure that we maintain and further strengthen these client relationships, we pursue the following key strategies:

•
expand our national physician services capabilities through management expertise, enhancements in our internal physician recruiting, credentialing and onboarding organizations, further development of our provider quality metrics capabilities and investment in reimbursement technologies;

•	work with our clients to develop increased efficiencies through the application of best practice information regarding physician staffing and procedural turnaround;

•	further advance our relationships with national managed care companies to facilitate favorable contract terms and more efficient reimbursement;

•	collaborate with hospitals, ASCs and other healthcare facilities to improve their operations by leveraging the clinical leadership of our physicians at clients’ facilities; and

•
recruit and retain high quality physicians and healthcare professionals by providing clinical resources, comprehensive administrative practice support, competitive compensation and career opportunities.

Organically expanding through new contract wins. The fragmentation of physician services creates significant opportunities for organic growth, as we believe that we can provide better solutions for hospitals, ASCs and other healthcare facilities than those offered by smaller provider groups. Our differentiated capabilities and market presence have enabled us to win contracts with both new and existing clients and we expect to continue to capitalize on these trends within our segment. Within our existing client base, there is a significant opportunity to win new contracts by expanding our relationships with existing health system partners by adding additional specialties at their facilities. We have significantly invested in expanding the breadth and focus of our physician services segment business development functions. We believe our expanded efforts and dedicated internal resources will position us well to continue to win new contracts.

Executing acquisitions to augment our organic growth. As physician services continue to consolidate, we believe we will have the opportunity to augment the organic growth of our physician services segment through opportunistic acquisitions of regional and local providers. We will target strategic “platform” practices for future growth in new geographies and “in-market” practices in geographies where we have an established presence. In the last five years, the Company, AmSurg and EHH, on a combined basis, have successfully acquired and integrated 45 physician group practices for a combined acquisition price of approximately $2.54 billion.

Enhancing profitability by achieving further operating efficiencies. We believe we can improve the operating efficiency of our physician services business as we grow. Our infrastructure is designed to achieve economies of scale by enhancing profitability with revenue growth without compromising the quality of operations or clinical care. We believe our processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of effective and efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve the clinical results and key client metrics while reducing the cost of providing patient care.

Physician Services Revenues

Our physician services segment revenue is derived principally from the provision of physician services to patients of the healthcare facilities we serve and primarily consists of fee for service revenue from third-party payors. We also receive contract revenue, which represents income earned from the Company's hospital customers to supplement payments from third-party payors. We record revenue at the time services are provided, net of a contractual allowance and provision for uncollectibles. Revenue less the contractual allowance represents the net revenue expected to be collected from third-party payors including managed care, commercial and governmental payors such as Medicare and Medicaid and patients insured by these payors.

We also recognize revenue for services provided during a particular period but not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections. Our provision for uncollectibles includes the estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections, net of recoveries.

Item 1. Business - (continued)	Table of Contents

We perform substantially all of the billing for our employed and affiliated physicians and employ a billing staff of approximately 1,400 employees. Additionally, we have invested in several applications that provide the foundation for the day-to-day operations of our physician services business, including facilities-based billing and office-based billing.

Retroactive adjustments, recoupments or refund demands may change amounts realized from third-party payors. Retroactive adjustments to amounts previously reimbursed can and do occur on a regular basis as a result of reviews and audits. Additional factors that could complicate our physician services billing include:

•	disputes between payors as to which party is responsible for payment;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government; and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Contracts. We have contracts with (i) hospital and ASC customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. As a national preferred provider of multispecialty physician services, we also contract with large health systems.

We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. We most frequently contract directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation (PC) contracts with the hospital to provide physician staffing and management services, and the PC, in turn, contracts with us for management and administrative services, including billing, scheduling support, accounting and other services. The PC pays our management fee from the fees it collects from patients, third-party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us.

Generally, agreements with hospitals are awarded on a competitive basis with an initial term of three years subject to automatic one-year renewals, and allow for termination by either party upon specified notice. Pursuant to our agreements with hospital customers:

•	we bill patients and third-party payors directly for physician fees,

•	we bill patients and third-party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

•	we bill the hospitals directly for the physicians fees.

We bill patients and third-party payors for physician-related services, which is often referred to as the “professional component.” Separately, hospitals and other allied health providers bill the same patients and third-party payors for services they provide, including medical equipment and diagnostic testing. In all cases, the hospitals are responsible for billing and collecting for non-physician related services as well as for providing the capital for medical equipment and supplies associated with the services we provide.

We contract with healthcare professionals as either independent contractors or employees to provide services to our customers. The healthcare professionals generally are paid an hourly rate for each hour of coverage, a variable rate based upon productivity or other objective criteria or a combination of both a fixed hourly rate and a variable rate component. We typically arrange for professional liability and workers compensation coverage for our healthcare professionals.

Contracts with healthcare professionals typically have one-year terms with automatic renewal clauses for additional one-year terms. The contracts can be terminated with cause for various reasons and usually contain provisions allowing for termination without cause by either party upon 90 days’ notice. Agreements with physicians generally contain a non-compete or non-solicitation provision.

Item 1. Business - (continued)	Table of Contents

The following table summarizes our approximate payor mix as a percentage of net revenue and patient encounters for our physician services segment for the year ended December 31, 2016, assuming the Merger was completed on January 1, 2016.

	Percentage of Net Revenue		Percentage of Total Volume
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Medicare	20%	13%	32%	36%
Medicaid	8	5	25	22
Commercial and managed care	54	71	30	33
Self-pay	1	1	13	9
Net fee for service revenue	83%	90%	100%	100%
Contract and other revenue	17	10
Net revenue for physician services	100%	100%

Competition

The physician services segment is highly fragmented, and we consider our primary competitors to be local physician group practices. On a regional and national basis, we compete with companies such as Mednax Inc., Team Health Holdings, Inc., U.S Anesthesia Partners, Fresenius, Schumacher Clinical Partners and California Emergency Physicians.

Physician Services Locations

As of December 31, 2016, we had contracts covering more than 1,500 clinical departments at healthcare facilities in 45 states and the District of Columbia with a concentration in Arizona, California, Florida, New Jersey and Texas. On a pro forma combined basis, in 2016 services provided in Arizona, California, Florida, New Jersey and Texas accounted for approximately 64% of our physician services segment net revenue. We generally negotiate and enter into separate contracts with facilities to which we deliver physician services. However, many facilities are affiliated with one another or owned by the same entity. As a result, while no single facility represents more than 10% of our physician services segment revenue, there are several significant client relationships with groups of affiliated facilities that result in a concentration of revenue. During 2016, on a pro forma basis assuming the Merger had been completed on January 1, 2016, facilities affiliated with HCA Holdings, Inc. comprised approximately 14% of our consolidated net revenue and approximately 23% of our physician services segment net revenue.

Item 1. Business - (continued)	Table of Contents

Medical Transportation Segment

We are the largest ambulance provider in the nation and a leading provider of other medical transportation services in the United States. Ambulance services encompass both “911” emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians (EMTs) to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics, EMTs and/or nurses to transport patients between healthcare facilities or between facilities and patient residences.

We provide substantially all of our medical transportation services under our American Medical Response (AMR) brand name. We operate under other names when required to do so by local statute or contractual agreement. Our broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies. During 2016, we were in 38 states and the District of Columbia utilizing over 6,800 vehicles that operated out of over 280 bases which treated and transported approximately 5.0 million patients. We have more than 4,100 contracts and arrangements with communities, government agencies, healthcare providers and insurers to provide ambulance transport services.

During 2016, approximately 57% of our medical transportation segment net revenue was generated from emergency “911” ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en route. Non-emergency ambulance services, including critical care transfers, wheelchair transports and other inter-facility transports, accounted for 21% of our medical transportation segment net revenue for the same period. The remaining balance of net revenue for 2016 was generated from managed transportation services, fixed-wing air ambulance services and the provision of training, dispatch and other services to communities and public safety agencies including services provided to the Federal Emergency Management Agency (FEMA). We have a national contract with FEMA to provide ambulance and para-transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

Medical Transportation Segment Overview

We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

“911” Response Services

We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to “911” calls in the designated area within a specified response time. We utilize two types of ambulance units: Advanced Life Support (ALS) units and Basic Life Support (BLS) units. ALS units, which are staffed by two paramedics or one paramedic and an EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient’s medical situation.

Under certain of our “911” emergency response contracts, we are the first responder to an emergency scene. However, under most of our “911” contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide “911” emergency services in communities that, for a variety of reasons, may not otherwise have contracted this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common “911” contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise employ.

Our exclusive “911” contracts with communities and government agencies typically specify maximum fees a provider may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. The rates that a provider is permitted to charge for services under a contract for “911” emergency ambulance services and the amount of the subsidy, if any, the provider receives from a community or government agency depend in large part on the nature of the services it provides, the payor mix and the performance requirements.

Item 1. Business - (continued)	Table of Contents

Non-Emergency Medical Transportation Services

We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the “preferred” provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as a health maintenance organization (HMO), managed care organization or insurance company. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies.

Non-emergency medical transportation services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports and (iii) other inter-facility transports.

•
Critical care transports are provided to medically unstable patients, such as cardiac patients and neonatal patients who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our critical care nurses, respiratory therapists, or specially trained critical care paramedics, medical specialists or by an employee of a healthcare facility to attend to a patient’s specific medical needs.

•
Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we utilize vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation.

•
Other inter-facility transports, that require advanced or basic levels of medical supervision during transfer may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as MRI testing, CAT scans, dialysis or radiation therapy, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient’s needs.

Other Services

In addition to our “911” emergency and non-emergency ambulance services, we provide the following services:

•
Managed Transportation Services. Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair and other types of transportation to provide a cost-effective solution for those we serve.

•
Dispatch Services. Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, air medical transport programs and others.

•
Event Medical Services. We provide medical stand-by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand-by support for numerous sports franchises, various NASCAR events, Hollywood production studios and other specialty events.

•	Paramedic Training. We own and operate more accredited programs than any other organization in the U.S., with approximately 900 graduates in 2016.

•
Fixed-wing Air Ambulance Services. We provide fixed-wing air ambulance transport services through our Air Ambulance Specialists, Inc. subsidiary, including the specialized medical care required by patients during the transports. Our services focus on patients who require longer travel distances to retain the appropriate care, both in emergency and non-emergency situations. Additionally, we offer international repatriation services for emergency medical needs.

•
Community Paramedic, On-site and Offshore EMS Services. We provide mobile healthcare and patient monitoring at home for high “911” user patients and for post discharge patients in readmission prevention programs. Our health/safety solutions, telemedicine and risk avoidance programs are primarily developed for site based activity within the oil and gas industry.

Item 1. Business - (continued)	Table of Contents

•
Industrial and Community Fire Protection Services. We provide fire protection services to airports, industrial facilities and communities, as well as, individual homeowners and commercial property owners in unincorporated communities not included within municipal fire department boundaries. Through partnerships with cities, towns and fire districts we also provide a full complement of fire protection, prevention and emergency medical services.

Medical Transportation Strategy

Capitalize on organic growth opportunities. Our scale and scope, leading position and long operating history combined with our value-enhancing initiatives, provide us with competitive advantages to continue to grow our business. We intend to grow organically through displacing existing providers as well as through continued outsourcing of clinical services by healthcare facilities, communities and payors. We believe organic growth will be driven by our strong clinical expertise, high-quality service, strong brand recognition and advanced information technology capabilities. In particular, our proprietary clinical database of patient transports, including detailed tracking of mortality rates and resuscitation metrics, provides analytical support to our differentiated clinical results and has been a key factor in obtaining new contracts.

Grow complementary service lines. Our continued focus on entering complementary medical transportation service lines that leverage our core competencies has helped create value for hospital systems, communities and payors. We have expanded service lines, such as our managed transportation operations, fixed-wing air transportation services and community paramedic programs, with both new and existing customers.

Supplement organic growth with complementary acquisitions. The markets in which we compete are highly fragmented, with a limited number of larger private medical transportation providers. We believe we have a successful track record of completing and integrating complementary acquisitions in our medical transportation segment. This has enhanced our presence in existing markets, facilitated our entry into new geographies and expanded the scope of our services. For the five-year period from 2012 through 2016, we completed and integrated seven acquisitions for a total purchase price of approximately $800 million. We believe there are substantial opportunities for additional acquisitions across our businesses. We will continue to follow a disciplined strategy in exploring future acquisitions by analyzing the strategic rationale, financial impact and organic growth profile of each potential opportunity.

Enhance operational efficiencies and productivity. We believe there continues to be significant opportunities to build upon our success in improving our productivity and profitability. We expect to benefit from additional investments in technology aimed at improving deployment of our resources. We also expect to benefit from enhancing our electronic patient care reporting (ePCR) billing and clinical data collection capabilities. In addition, we believe there are opportunities in areas such as optimization of field operations and fleet management. Furthermore, we will continue to utilize risk mitigation programs for loss prevention and early intervention including continued use of clinical “fail-safes” and technology and equipment in ambulances to reduce vehicular incidents and lifting injuries. We believe that our investments in scalable technology systems will facilitate additional cost reductions and efficiencies. Opportunities include improved efficiencies in the deployment of our ambulance resources, enhancing our risk-mitigation program, improving billing/collection cycle times and reducing costs with the implementation of electronic medical record systems at our client facilities.

Item 1. Business - (continued)	Table of Contents

Medical Transportation Revenues

We receive payment from the following sources:

•	federal and state governments, primarily under the Medicare and Medicaid programs;

•	HMOs and private insurers;

•	individual patients;

•	fees for stand-by and event driven coverage, including from our national contract with FEMA; and

•	community subsidies.

The following table summarizes our approximate payor mix as a percentage of net revenue and patient encounters for our medical transportation segment for the year ended December 31, 2016, assuming the Merger was completed on January 1, 2016.

	Percentage of Net Revenue	Percentage of Total Volume
	Year Ended December 31,	Year Ended December 31,
	2016	2016
Medicare	28%	40%
Medicaid	12	23
Commercial and managed care	34	25
Self-pay	5	12
Net fee for service revenue	79%	100%
Contract and other revenue	21
Net revenue for physician services	100%

Emergency transport. As of December 31, 2016, we had over 270 contracts with communities and government agencies to provide “911” emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, with terms of three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our “911” contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2016, our top 10 “911” contracts accounted for approximately $462.6 million, or 20% of medical transportation segment net revenue. We have served these 10 customers on a continual basis for an average of 36 years.

Our “911” emergency response arrangements typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

Non-emergency transport. We have approximately 3,900 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan’s network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider’s members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies.

We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

Item 1. Business - (continued)	Table of Contents

Competition

Competition in the ambulance transport market is based primarily on:

•	the ability to improve customer service, such as on-time performance and efficient call intake;

•	the ability to provide comprehensive clinical care;

•	the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel; and

•	pricing, billing and reimbursement expertise.

Our predominant competitors are local fire departments and other local government providers. Larger private provider competitors include Falck, a Danish corporation with a significant U.S. presence, Acadian Ambulance Service in Louisiana and Paramedics Plus. Small, locally-owned operators principally serve the inter-facility transport market.

Medical Personnel and Quality Assurance

Approximately 74% of our 28,700 medical transportation segment employees have daily contact with patients, including approximately 8,100 paramedics, 12,600 EMTs and 400 nurses. Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of a program designated by the U.S. Department of Transportation, such as those offered at our training institute, NCTI. In addition, specialized courses may be completed to target specific patient populations, such as pediatrics, geriatrics, trauma and burns.

In most communities, the local physician medical director, often in conjunction with a physician advisory board, develops medical protocols to be followed by paramedics and EMTs in a service area. In addition, real-time instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency physicians. This consultation allows for more comprehensive evaluation and treatment of difficult cases. Like physicians, both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training and/or examinations to maintain their certifications.

We have a strong commitment to provide high-quality pre- and post-hospital emergency medical care. Our focus on patient care is based on published medical literature, participation with leading academic medical centers throughout the country, affiliation with international efforts to improve clinical care in emergency medical services (EMS) and our innovative approach known as "AMR Medicine." In each individual location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards. Our participation and leadership in national EMS organizations underscores the importance of our philosophy on patient care.

Medical Transportation Locations

During 2016, our medical transportation segment provided services in 38 states and the District of Columbia utilizing over 6,800 vehicles that operated out of over 280 bases which treated and transported approximately 5.0 million patients. We have more than 4,100 contracts and arrangements with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. We also lease over 800 administrative facilities and other facilities used principally for ambulance basing, garaging, fire stations and maintenance in those areas in which we provide ambulance services. We own 25 facilities used principally for administrative services and stationing for our ambulances. Our broad geographic footprint enables us to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

Item 1. Business - (continued)	Table of Contents

Ambulatory Services Segment

We are one of the largest owners and operators of ambulatory surgical centers (ASCs or surgery centers) in the United States based upon total number of facilities. We acquire, develop and operate ASCs in partnership with physicians and health systems. We generally own a majority interest, primarily 51%, in the facilities we operate. We also own minority interests in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships. At December 31, 2016, we operated 260 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 affiliated physicians who utilize our surgery centers.

ASCs primarily provide elective, high volume, lower-risk surgical procedures across multiple specialties, including, among others, gastroenterology, ophthalmology, and orthopaedics. Our ASCs are designed with a cost structure that creates significant savings for patients and payors when compared to surgical services performed in hospital outpatient departments (HOPDs). We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in the markets we serve. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high-quality healthcare in a friendly and convenient environment for patients will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors. We believe our facilities, when compared to HOPDs, (i) enhance the quality of care for our patients, (ii) provide significant administrative, clinical and efficiency benefits to physicians, and (iii) offer a low cost alternative for patients and payors.

The types of procedures performed at each surgery center depend on the specialty of the practicing physicians who use the surgery center. The procedures most commonly performed at our surgery centers are:

•	gastroenterology - colonoscopy and other endoscopy procedures;

•	ophthalmology - cataracts and retinal laser surgery; and

•	orthopaedic - knee and shoulder arthroscopy and carpal tunnel repair.

The following table presents the number of our surgery centers by specialty and ambulatory services net revenue mix for the years ended December 31, 2016, 2015 and 2014.

	Specialty Count			Net Revenue Mix
	2016	2015	2014	2016	2015	2014
Gastroenterology	155	151	150	51%	52%	52%
Multispecialty	57	58	51	30	29	30
Ophthalmology	38	39	37	14	14	12
Orthopaedic	10	9	8	5	5	6
Total	260	257	246	100%	100%	100%

Item 1. Business - (continued)	Table of Contents

The following table presents certain information with respect to our ambulatory services segment for the years ended December 31, 2016, 2015 and 2014. An ASC is deemed to be under development when a limited liability company (LLC) or limited partnership (LP) has been formed with the physician partners to develop the ASC.

	2016	2015	2014
Procedures performed during the period at consolidated surgery centers	1,721,399	1,729,262	1,645,350
Surgery centers in operation, end of period (consolidated)	238	236	237
Surgery centers in operation, end of period (unconsolidated)	22	21	9
Average number of continuing surgery centers in operation (consolidated)	237	238	233
New surgery centers added, during period	8	11	10
Centers merged into existing centers, during period	1	—	1
Surgery centers disposed, during period	4	—	6
Surgical hospitals in operation at end of period (unconsolidated)	1	1	—
Surgery centers under development, end of period	—	1	2
Surgery centers under letter of intent, end of period	3	5	5
Average revenue per consolidated surgery center (in millions)	$5.4	$5.2	$4.8
Same-center revenues increase (consolidated)	4.3%	6.0%	0.7%

Ambulatory Services Segment Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data issued by the Centers for Medicare and Medicaid Services (CMS) in 2016, there are approximately 5,500 Medicare-certified ASCs. We believe that approximately 66% of those ASCs performed procedures in a single specialty and approximately 34% performed procedures in more than one specialty (multispecialty). Among the single specialty ASCs, we believe over 2,000 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat (ENT) and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. Of our preferred specialties, we believe approximately 70% of single specialty ASCs and 30% of multispecialty ASCs are independently owned.

We believe the following factors have contributed to the increased migration of procedures to outpatient surgical facilities:

Cost‑effective alternative. Ambulatory surgery is generally less expensive than hospital-based surgery for a number of reasons, including lower facility development costs, more efficient staffing and space utilization, and a specialized operating environment focused on cost containment. Accordingly, charges to patients and payors by ASCs are generally less than hospital charges.

Physician and patient preference. We believe many physicians prefer ASCs because these facilities enhance physicians’ productivity by providing them with greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, allowing them to perform more surgeries in a defined period of time. In contrast, HOPDs generally serve a broader group of physicians, including those involved with emergency procedures, which can result in postponed or delayed surgeries for non-emergency procedures. Many patients prefer ASCs as a result of more convenient locations, shorter waiting times and more convenient scheduling and registration than HOPDs.

Ambulatory Services Strategy

We are a leader in the acquisition, development and operation of ASCs. The key components of our strategy are to:

•	attract and retain physicians that are leaders in their specialty and community;

•	increase same-center revenues and profitability at our existing surgery centers;

•	expand our national network of ASCs by selectively acquiring both single-specialty ASCs and multispecialty ASCs, and developing new ASCs in partnership with physicians and health systems; and

•	pursue the acquisition of companies that own and operate multiple ASCs.

Item 1. Business - (continued)	Table of Contents

Attract and retain physicians that are leaders in their specialty and community. We typically structure partnerships with physicians in a 51% / 49% ownership relationship, whereby we are the majority member and provide management and administrative services to our partners. We believe our focus on physician satisfaction, combined with providing safe, high-quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners.

Increase same-center revenue growth. We grow revenues in our existing surgery centers primarily through increasing procedure volume by (i) increasing the number of physicians performing procedures at our ASCs, (ii) marketing our ASCs to referring physicians, payors and patients, and (iii) achieving efficiencies in center operations. For the year ended December 31, 2016, we achieved same-center revenue growth of 4.3%.

Growth in the number of physicians performing procedures. The most effective way to increase procedure volume and revenues at our ASCs is to increase the number of physicians who use our ASCs through:

•	the physicians affiliated with the ASCs recruiting new physicians to their practices;

•	identifying additional physicians to join the partnerships that own the ASCs; and

•	recruiting non-partner physicians in the same or other specialties to use the ASCs.

Marketing our ASCs to referring physicians, payors and patients. We market our ASCs to referring physicians and payors by emphasizing the quality, high patient satisfaction and lower cost at our ASCs, including through programs designed to educate employers and patients as to the health and cost benefits of our services. We have a dedicated business development team that is responsible for negotiating contracts on behalf of our ASCs with third-party payors and negotiating reimbursement rates pursuant to existing contracts.

Achieving efficiencies in center operations. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices within our ASCs. The implementation of these best practices allows the ASCs to improve operating efficiencies through:

•	physician scheduling enhancements;

•	improved patient flow; and

•	improved operating room turnover.

We enhance the profitability of our ASCs through benefits we receive from economies of scale such as group purchasing, staffing and clinical efficiencies and cost containment initiatives. We also track center performance relative to certain benchmarks in order to maximize center-level revenues and profitability. The information we gather and collect from our ASCs and ambulatory services segment operations team members allows us to develop best practices and identify those ASCs that could most benefit from improved operating efficiency techniques and cost containment measures.

Expand our national network of ASCs. While we have historically been an active acquirer of ASCs, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures, as well as multispecialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. As of December 31, 2016, approximately 65% of our ambulatory services segment revenues were from single-specialty ASCs that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We will also pursue the acquisition of companies that own and operate multiple ASCs when those opportunities arise.

We also plan to continue expanding our network of ASCs through partnerships with hospitals and hospital systems. As a result of recent healthcare trends, many hospitals and hospital systems are seeking to enter or improve their operations within the ASC market in order to offer a complete continuum of care as well as to establish better relationships with physicians who have a need to operate in both in-patient and out-patient environments. As a result of our deep experience in ASC operations, we believe the relationships we have established with hospitals and hospital-owned entities bring both quality and efficiency to such relationships.

Item 1. Business - (continued)	Table of Contents

We typically look to acquire ASCs that meet the following criteria:

•
Diversified physician group: ASCs that have eight to ten (or more) physicians. In order to manage succession planning, we look to acquire ASCs where physicians vary in age in order to limit the risk of several physicians exiting the practice in a short period of time.

•	Market leader: ASCs that are market leaders for the procedures performed in that facility.

•	Contracts with payors: ASCs that contract with all or most of the major commercial payors in their market.

•	History of growth: ASCs with a track record of consistent case and revenue growth.

The development staff of our ambulatory services segment identifies existing ASCs that are potential acquisition candidates and physicians who are potential partners for new center development and conducts a review of all aspects of the surgery center's operations.

In presenting to physicians the advantages of developing a new ASC in partnership with us, our development staff emphasizes the proximity of a surgery center to a physician’s office, the simplified administrative procedures, the ability to schedule consecutive cases without preemption by inpatient or emergency procedures, the rapid turnaround time between cases, the high technical competency of the center’s clinical staff and the state-of-the-art surgical equipment. We also focus on our expertise in developing and operating ASCs, including contracting with vendors and third-party payors. In a development project, we provide services, such as financial feasibility pro forma analysis, site selection, financing for construction, equipment and build out and architectural oversight. Capital contributed by the physicians and our company plus debt financing provides the funds necessary to construct and equip a new surgery center and initial working capital.

As part of each surgery center acquisition or development transaction, we generally form an LLC or LP, which are referred to herein as “partnerships,” where certain states require such a model and enter into an operating agreement or a LP agreement with our physician partners. We generally own 51% of the partnerships. Under these agreements, we receive a percentage of the net income and cash distributions of the entity equal to our percentage ownership interest in the entity and have the right to the same percentage of the proceeds upon a sale or liquidation of the entity. In the LP structure, as the sole general partner, one of our affiliates is generally liable for the debts of the LP. However, the physician partners are generally required to guarantee their pro rata share of any indebtedness or lease agreements to which the limited partnership is a party in proportion to their ownership interest in the LP.

Except in limited instances, we manage each partnership and oversee the business office, contracting, marketing, financial reporting, accreditation, clinical, regulatory and administrative operations of the surgery center. The physician partners provide the center with a medical director and performance improvement chairman and may provide certain other specified services such as billing and collections, transcription and accounts payable processing. In addition, the partnership may lease the services of certain non-physician personnel from entities affiliated with the physician partners, who will provide services at the center. Certain significant aspects of the partnership's governance are overseen by an operating board, which is typically comprised of equal representation by us and our physician partners. We work closely with our physician partners to increase the likelihood of a successful partnership.

Under many of our agreements with physician partners of our surgery centers, we are obligated to purchase the interests of the physicians at an amount as specified in the limited partnership and operating agreements in the event that their continued ownership of interests in the limited partnerships and limited liability companies becomes prohibited. The determination of such a prohibition generally is required to be made by our counsel in concurrence with counsel of the physician partners or, if they cannot concur, by a nationally recognized law firm with expertise in healthcare law jointly selected by us and the physician partners. The interest we are required to purchase will not exceed the minimum interest required as a result of the change in the law or regulation causing such prohibition.

Ambulatory Services Revenues
Revenues from our ASCs are derived from facility fees charged for surgical procedures performed and, at certain of our surgery centers (primarily ASCs that perform gastrointestinal endoscopy procedures), charges for anesthesia services provided by medical professionals employed or contracted by our ASCs. These fees vary depending on the procedure, but usually include all charges for operating room usage, special equipment usage, supplies, recovery room usage, nursing staff and medications. Facility fees do not include professional fees charged by the physicians who perform the surgical procedures. Revenues are recorded at the time of the patient encounter and billings for such procedures are made on or about that same date. At the majority of our surgery centers, it is our policy to collect patient co-payments and deductibles at the time the surgery is performed. Our revenues are recorded net of estimated contractual adjustments from third-party medical service payors.

Item 1. Business - (continued)	Table of Contents

ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. During 2016, we derived approximately 26% of our ambulatory services segment revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with a predetermined fee schedule. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private health insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and HMOs. The strengthening of managed care systems nationally has resulted in increased competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges created by the Health Reform Law provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenues of our ambulatory services segment. Some of our competitors may have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private, will continue their efforts over the next several years to reduce healthcare costs and that their efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a lower-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

Competition

We consider our primary competitors to be regional and national ASC providers, including hospitals and health systems, such as United Surgical Partners, Inc., Surgical Care Affiliates and Surgery Partners. We also compete with national, regional and local hospital systems for the development of new surgery centers.

Accreditation

We believe that undergoing and maintaining voluntary accreditation signifies our commitment to quality. Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care (AAAHC) or The Joint Commission. Currently, all of our ASCs are accredited by AAAHC or The Joint Commission and have received three-year certifications.

Ambulatory Services Locations

At December 31, 2016, we operated 260 ASCs in 35 states and the District of Columbia. The size of our typical single-specialty ASC is approximately 4,000 to 8,000 square feet. The size of our typical multispecialty ASC is approximately 10,000 to 14,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration and is specifically tailored to meet the needs of its physician partners.

Item 1. Business - (continued)	Table of Contents

Government Regulation

Our operations and relationships with healthcare providers such as hospitals, ASCs and other healthcare facilities and healthcare professionals are subject to extensive regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following laws and regulations.

The Health Reform Law. In recent years, the U.S. Congress and certain state governments have enacted a number of measures designed to effect major change across healthcare services. Most prominent among these efforts, the Health Reform Law contained a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that reduces payment updates to ASCs and various initiatives that may reduce payments for physician services. The Health Reform Law also expanded coverage of previously uninsured individuals through a combination of public program expansion and private sector health insurance reforms. For example, the Health Reform Law expanded Medicaid eligibility in states that have not opted out of the expansion provisions, created financial penalties on certain individuals who fail to carry insurance coverage, established affordability credits for those not enrolled in an employer-sponsored health plan, provided for the establishment of federal and state health insurance exchanges and allowed states to create federally funded, non-Medicaid plans for low-income residents not eligible for Medicaid. The Health Reform Law also required a number of private health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. We believe the expansion of insurance coverage under the Health Reform Law has generally resulted in increased volume at facilities at which we provide physician services and at our surgery centers and, in the case of our medical transportation segment, has provided reimbursement opportunities with respect to previously uninsured patients. Certain provisions of the Health Reform Law, including those promoting Accountable Care Organizations (ACOs) and other coordinated care models, may make it more difficult to compete for patients, negatively impacting our surgery centers, physician practices and health facilities we partner with. Additionally, within our physician services segment, we derive a significant portion of our revenue from payments made by government healthcare programs, including Medicare and Medicaid. CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, and may also affect the level of utilization of and payments received for our physician services.

Following the 2016 federal elections, leaders in both the executive and legislative branches of government have stated their intention to repeal, replace, or significantly modify the Health Reform Law. On January 21, 2017, the President signed an executive order directing federal agencies to take actions to minimize the “economic and regulatory burdens” of the Health Reform Law. The impact of efforts to repeal, replace or modify the Health Reform Law may materially adversely impact our business. Because of the many variables involved, including uncertainties surrounding any future legislative action to repeal, replace or significantly modify the Health Reform Law, we are unable to predict the net effect of the Health Reform Law.

Licensure and certification. In order to receive Medicare reimbursement, we must meet applicable conditions for coverage set forth by the Department of Health and Human Services (HHS) for the facility and service type and also comply with state and local laws and regulations, all of which are subject to change from time to time. Our ambulances and each of our existing surgery centers are certified as Medicare providers or suppliers. Our ambulance and ASC services are subject to periodic Medicare certification surveys. Additional licensure, certification, or accreditation requirements may apply. For example, state licensing of ASCs is required to operate of each of our surgery centers and to participate in federally-funded programs, such as Medicare and Medicaid. Our facilities are also subject to federal, state and local laws addressing issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.

Our affiliated physicians participate in Medicare. In addition, every state imposes licensing requirements on individual physicians, and many states impose licensing requirements on facilities and services operated and owned by physicians. Certain non-physician practitioners, including physician assistants and nurse practitioners (sometimes referred to as “midlevel practitioners”), may also enroll in Medicare and are required to be licensed. Further, our other healthcare professionals may also be subject to other licensure, certification, or accreditation requirements. For example, paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. There can be no assurance that our physicians and non-physician practitioners will continue to qualify for participation, to the extent applicable, or meet licensure standards.

In some states, a certificate of need (CON) process controls the development of certain facilities and services, such as ASCs. CON statutes and regulations generally provide that, prior to the expansion of existing surgery centers, the construction of new healthcare facilities, the acquisition of major items of equipment or the introduction of certain new services, approval must be obtained from the designated state health planning agency. Approval is conditioned on the designated state health planning agency’s determination that a need exists for expanded or additional facilities or services. Our ASC development strategy focuses on states that do not require a CON. Acquisitions of existing surgery centers usually do not require CON approval.

Item 1. Business - (continued)	Table of Contents

Billing and reimbursement compliance. Billing and reimbursement rules are complex, change frequently and may vary depending on the source of payment. For example, Medicare and other payors generally only cover services determined to be medically necessary. Ambulance providers are required by Medicare to obtain a certification of medical necessity from the ordering physician in order to bill Medicare or, in some cases, may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Providers must carefully bill for and document services provided to ensure accurate coding, including use of the correct ICD-10 code and comply with supervision requirements when billing for services provided by midlevel practitioners.

In limited cases, Medicare billing rules require us to seek payment from other providers instead billing Medicare directly. For example, skilled nursing facilities (SNFs) are financially responsible for certain ambulance transports rendered to certain SNF Medicare patients, meaning ambulance companies must bill the SNF for these transports. The ambulance company is responsible for obtaining sufficient information from the SNF to determine which transports should be billed to the SNF and which transports should be billed directly to Medicare. In other circumstances, Medicare regulations permit ambulance transport providers, such as municipal or volunteer transport providers, to subcontract with other organizations for paramedic services. Generally, in these cases, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider.

When our services are covered by multiple payors, financial responsibility is be allocated among the payors in a process known as coordination of benefits (COB). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases, the government payor can be billed as a “secondary payor” only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. If multiple payors reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled, we are obligated to process a refund.

In the event any of our billing and collection practices violate applicable laws, regulations, and other guidance, we could be subject to penalties, refund demands and recoupments. When the federal government covers items or services, federal fraud and abuse laws also apply. Further, to the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

Fraud and Abuse Provisions

Federal Anti-Kickback Statute. The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration (including any kickback, bribe or rebate) in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. The federal Anti-Kickback Statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, knowledge of the law or intent to violate the law is not required to establish a violation of the federal Anti-Kickback Statute.

Violations may result in criminal penalties or fines of up to $25,000, imprisonment for up to five years, and substantial civil penalties, including penalties of up to $74,792 for each violation (after taking into account 2017 updates), plus three times the amount claimed. Civil monetary penalties, including those for violations of the federal Anti-Kickback Statute and those imposed under the FCA, are scheduled to increase annually based on updates to the Consumer Price Index. In addition, violations may result in exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business. The Health Reform Law provides that submission of a claim for services or items generated in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (FCA).

Item 1. Business - (continued)	Table of Contents

Congress and HHS have published safe harbors that outline categories of activities that are deemed protected from prosecution under the federal Anti-Kickback Statute. Failure to meet the requirements of a safe harbor does not necessarily render the conduct or business arrangement illegal under the federal Anti-Kickback Statute. However, such conduct and business arrangements may lead to increased scrutiny by governmental enforcement authorities. The limited partnerships and limited liability companies that own our surgery centers do not meet all of the criteria of a safe harbor. However, we believe that our surgery centers and the related limited partnerships and limited liability companies are in compliance with the current requirements of applicable federal and state law because, among other factors:

•
the limited partnerships and limited liability companies exist to effect legitimate business purposes, including the provision of high quality, cost-effective and efficient services to the patients served;

•
the limited partnerships and limited liability companies function as an extension of the practices of physicians who are affiliated with the surgery centers and the surgical procedures are performed personally by these physicians without referring the patients outside of their practice;

•	our physician partners have a substantial investment at risk in the limited partnerships and limited liability companies;

•	terms of the investment do not take into account the volume of the physician partners’ past or anticipated future services provided to patients of the surgery centers;

•
the physician partners are not required or encouraged as a condition of the investment to treat Medicare or Medicaid patients at the surgery centers or to influence others to refer such patients to the surgery centers for treatment;

•
the limited partnerships, the limited liability companies, our subsidiaries and our affiliates do not loan any funds to or guarantee any debt on behalf of the physician partners with respect to their investment; and

•	distributions by the limited partnerships and limited liability companies are allocated uniformly in proportion to ownership interests.

The safe harbor regulations also set forth a safe harbor for personal services and management contracts. Certain of our limited partnerships and limited liability companies have entered into ancillary services agreements with our physician partners’ group practices, pursuant to which the practice may provide the center with billing and collections, transcription, payables processing, payroll and other ancillary services. The consideration payable by a limited partnership or limited liability company for certain of these services may be based on the volume of services provided by the practice, which is measured by the limited partnership’s or limited liability company’s revenues. Although these relationships do not meet all of the criteria of the personal services and management contracts safe harbor, we believe that the ancillary services agreements are in compliance with the current requirements of applicable federal and state law because, among other factors, we believe the fees payable to the physician practices are equal to the fair market value of the services provided.

The HHS Office of Inspector General (OIG) is authorized to issue advisory opinions regarding the interpretation and applicability of the federal Anti-Kickback Statute, including whether an activity constitutes grounds for the imposition of civil or criminal sanctions. Although advisory opinions are not binding on any entity other than the parties who submitted the requests, advisory opinions provide some guidance as to how the OIG would analyze a particular arrangement. The OIG has issued advisory opinions in which it concluded that proposed arrangements between anesthesia groups and facilities, including, physician-owned ASCs could result in prohibited remuneration under the federal Anti-Kickback Statute. Certain of our limited partnerships and limited liability companies have entered into certain arrangements for professional services, including arrangements for anesthesia services. We believe our arrangements for anesthesia services can be differentiated from those described in the negative OIG advisory opinions and are in compliance with the requirements of the federal Anti-Kickback Statute.

In connection with our physician services business, we have a variety of financial relationships with physicians, hospitals, ASCs, and other healthcare services, including joint venture arrangements. These financial relationships do not meet all of the criteria of the personal services and management contracts safe harbor, but we believe that the arrangements are in compliance with the current requirements of applicable federal and state law because, among other factors, we believe the fees payable under the arrangements are consistent with fair market value of the services provided.

The OIG has also issued a number of advisory opinions that have addressed issues that pertain to our medical transportation business, such as discounted ambulance services being provided to SNFs, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions, the government concluded that such arrangements could be problematic if the requisite intent were present.

Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to ambulance companies: (i) transports for which the facility must pay the ambulance company and (ii) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially

Item 1. Business - (continued)	Table of Contents

responsible may violate the federal Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government‑funded transports. The OIG opined that such discounts implicate the federal Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace.

The OIG has also addressed potential violations of the federal Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG noted that arrangements between local governmental agencies that control “911” patient referrals and ambulance companies which receive such referrals may violate the federal Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Many of the states in which we operate have adopted laws that prohibit payments to physicians and other referral sources in exchange for referrals, similar to the federal Anti-Kickback Statute, some of which apply regardless of the source of payment for care. These statutes typically provide for criminal and civil penalties as well as loss of licensure. We believe we have structured our relationships with physicians and other providers to comply with the federal Anti-Kickback Statute, but we cannot assure you that a federal or state agency charged with enforcement of the federal Anti-Kickback Statute and similar laws might not assert a contrary position or that new federal or state laws might not be enacted that would cause these arrangements to become illegal or result in the imposition of penalties on us or certain of our facilities. Even the assertion of a violation could have a material adverse effect upon us.

Prohibition on certain self-referrals and physician ownership of healthcare facilities. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties of up to $24,253 per prohibited service provided (after taking into account 2017 updates) and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $161,692 for a circumvention scheme. These penalties will continue to increase annually based on updates to the Consumer Price Index. In addition, violations may result in exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or physician groups from these programs could result in significant loss of revenues and could have a material adverse effect on us. Further, failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. CMS has issued final regulations interpreting the Stark Law that help clarify the requirements of the exceptions to the Stark Law, but it is difficult to determine how the government will interpret many of these exceptions for enforcement purposes.

A number of provisions of the Stark Law implementing regulations limit how the Stark Law affects ASCs. Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center payment rate, are not a designated health service for purposes of the Stark Law. The so-called ASC exemption to the Stark Law also applies to any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day). Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are integral to an ASC procedure and are “covered as ancillary services” under the revised ASC payment system. The Stark Law prohibition continues to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home. In addition, there is a Stark Law exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Because of these exemptions, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients.

With respect to our physician services business, we contract with hospitals and other providers of designated health services. Our physician practices also provide services, such as imaging and laboratory services, that constitute designated health services. Thus, we are required to structure our financial relationships involving providers of designated health services in a manner that complies with a Stark Law exception. There are a number of exceptions that may apply to our physician services business, including the exceptions for bona fide employment relationships, indirect compensation arrangements and in-office ancillary services. We attempt to structure our relationships to meet an exception to the Stark Law when required, but the regulations implementing the exceptions are detailed and complex, and we cannot guarantee that every relationship complies fully with the Stark Law.

Item 1. Business - (continued)	Table of Contents

Several states in which we operate have self-referral statutes similar to the Stark Law. Often these state laws are broad in scope and apply regardless of the source of payment for care. Little precedent exists for the interpretation or enforcement of these state laws. We believe that physician ownership of surgery centers is not prohibited by any of these state self-referral statutes. We can give no assurances that further judicial or agency interpretations of existing federal or state laws or further legislative restrictions on physician ownership or investment in, or financial relationships with, healthcare entities will not be issued that could have a material adverse effect on us.

The Federal False Claims Act and similar federal and state laws. We are subject to state and federal laws that govern the submission of claims for reimbursement. One of the most prominent of these laws is the federal FCA, which prohibits an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) that is false or fraudulent for payment from the government, including the Medicare and Medicaid programs and the health insurance exchanges created under the Health Reform Law, if those payments include any federal funds. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented by claims processors. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment. The government may use the FCA to prosecute Medicare and other government program fraud in areas such as coding errors, billing for services not provided and submitting false cost reports. Violations of other statutes, such as the federal Anti-Kickback Statute, can serve as a basis for liability under the FCA.

The FCA may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties of between $10,957 and $21,916 (after taking into account 2017 updates) for each separate false claim. These penalties will increase annually based on updates to the Consumer Price Index. A private plaintiff who brings a qui tam lawsuit may receive a share of any settlement or judgment.

Every entity that receives at least $5.0 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the federal FCA, and similar state laws. A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court. States that enact false claims laws that are comparable to the federal FCA are entitled to an increased share of FCA recoveries.

We believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment. However, the laws and regulations defining proper Medicare or Medicaid billing are complex and have not been subjected to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure you that the government will regard such errors as inadvertent and not in violation of the FCA or related statutes.

Other fraud and abuse laws. In addition to the laws described above, various other laws and regulations prohibit fraud and abuse in the health care industry and provide for significant penalties. For example, the knowing and willful defrauding of, or attempt to defraud, a healthcare benefit program, including both governmental and private healthcare programs and plans, may result in criminal penalties. Further, the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner may result in civil penalties. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

Evolving interpretations or enforcement of current, or the adoption of new, federal or state laws or regulations could affect many of our arrangements. Law enforcement authorities, including the OIG, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals or opportunities. Investigators have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

Healthcare investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral relationships and billing practices. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight healthcare fraud, waste and abuse, which included $10

Item 1. Business - (continued)	Table of Contents

million for federal fiscal year (FFY) 2017. From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any current governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Privacy and security requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable protected health information and require “covered entities,” including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in criminal penalties and civil penalties of up to $55,910 per violation and a maximum civil penalty of $1,677,299 in a calendar year for violations of the same requirement, after taking into account 2017 updates. These penalties will continue to increase annually based on updates to the Consumer Price Index. HHS enforces HIPAA and is required to perform compliance audits. State attorneys general are also authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. A covered entity may be subject to penalties as a result of a business associate (an entity that handles individually identifiable health information on behalf of a covered entity) violating HIPAA if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to certain provisions of the HIPAA security and privacy regulations and may be penalized for violations of the regulations. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days following discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. There is a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

In addition to HIPAA, there are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We remain subject to any federal or state laws and regulations that encompass privacy concerns or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA. These laws and regulations vary and could impose additional penalties. For example, they may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In some cases, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.

EMTALA. Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 (EMTALA), which prohibits “patient dumping” by requiring hospitals and hospital EDs and others to assess and stabilize any patient presenting to the hospital’s EDs or urgent care center requesting care for an emergency medical condition, regardless of the patient’s ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in exclusion of the offending physician from the Medicare and Medicaid programs and civil monetary penalties. These penalties increased significantly in 2016, were further adjusted in 2017, and will be updated annually based on changes to the Consumer Price Index.

Fee-splitting; Corporate practice of medicine. We employ or contract with physicians or physician‑owned PCs to deliver physician services to our customers and their patients. We frequently enter into management services contracts with these physicians and PCs pursuant to which we provide billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons, the “corporate practice of medicine,” and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare, such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel, may implicate the restrictions on the corporate practice of medicine or fee-splitting. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. In most instances within our surgery center business, the physicians and physician group practices whose members perform procedures at our surgery centers are not affiliated with us, other than through the physicians’ ownership in the entity that owns the surgery centers and through any service agreements we have with the physicians. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements

Item 1. Business - (continued)	Table of Contents

with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Fair Debt Collection Practices Act. Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third-party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

Antitrust laws. The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, market allocation, bid-rigging, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare sector is currently a priority of the Federal Trade Commission and the Department of Justice. We believe we are in compliance with such federal and state laws, but courts or regulatory authorities may reach a determination in the future that could adversely affect our operations.

Environmental matters. We are subject to federal, state and local laws and regulations relating to hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. These laws and regulations frequently change and have become increasingly stringent over time. Non-compliance with these laws and regulations may result in significant fines or penalties or limitations on our operations or claims for remediation costs, as well as alleged personal injury or property damages. We believe our current operations are in substantial compliance with all applicable environmental, health and safety requirements and that we maintain all material permits required to operate our business.

Certain environmental laws and regulations impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, there can be no guarantee that these releases or newly discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Employees

As of December 31, 2016, we and our affiliated entities employed approximately 65,200 persons, approximately 44,100 of whom were full-time employees and 21,100 of whom were part-time employees. We employ approximately 14,900 corporate employees or other employees performing support functions. We lease the services of approximately 800 full-time employees and 400 part-time employees from entities affiliated with the physician partners in our ASCs. Approximately 43% of our medical transportation segment employees are represented by 71 active collective bargaining agreements. There are 33 operational locations representing approximately 4,600 employees currently in the process of negotiations or will be subject to negotiation in 2017. In addition, 14 collective bargaining agreements, representing approximately 4,600 employees will be subject to negotiations in 2018. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions.

Item 1. Business - (continued)	Table of Contents

Support Infrastructure and Technology

To support our clinical staff and client facilities, we maintain an infrastructure that provides clinical, administrative and business support services to physicians, other healthcare professionals and administrative staff. These support services include but are not limited to:

•	non-clinical operation management;

•	physician and allied care recruiting;

•	revenue cycle management;

•	compliance, education and oversight;

•	managed care contracting with third-party payors;

•	information technology;

•	human resources;

•	risk management;

•	quality improvement; and

•	credentialing.

These support services are critical to the success of our business. Personnel located at our corporate headquarters primarily provide these services, but we also have regional offices where we have substantial operations. These services allow us to leverage our operational excellence and existing infrastructure to provide services to our clients, employees and physicians. Our infrastructure has enabled us to integrate newly developed or acquired businesses while achieving significant economies of scale.

We have invested in and developed management information systems that support our current operations and that management believes will support our projected growth. We purchase hardware and software that has been customized for us, as well as develop our own technology in both our clinical and administrative areas, which we believe may provide a competitive advantage over local, regional and emerging national providers. There are several applications currently in use and under development that provide the foundation for our day-to-day operations, including:

•	Billing services - Billing systems that perform facilities-based revenue cycle management for each of the specialties in which we provide physician services, as well as for many of our ASCs.

•	Enterprise management - Enterprise-wide reporting systems that are used for all essential accounting and finance functions, which include both integrated human resource and payroll functions.

•
Recruitment and business development - A third-party database used by our business development departments and our physician recruitment subsidiary. This application is primarily used to develop a database of medical professionals that can be targeted in the recruitment process and also to manage other aspects of the recruitment and hiring process.

•
Web-based applications - Our web-based comprehensive neonatal clinical electronic health record system, which is used in each of the facilities where we provide NICU and newborn nursery services to gather all pertinent clinical data from our patients to determine outcomes. Our web-based portal providing physician partners with access to financial information, financial and quality benchmarking reports along with best practices from the ambulatory services segment community of surgery centers and peer, physician-to-physician, insights on latest technologies and therapies.

Intellectual Property

We have registered the trademarks for certain of our businesses, including AmSurg, EmCare and American Medical Response. We have also registered the trademarks for certain logos used in the marketing of our businesses, including Envision Healthcare, AmSurg, EmCare and American Medical Response. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary software that we protect through copyrights or contractual provisions and confidentiality procedures and agreements, including our EmComp, EmBillz and MEDS applications. Other than the intellectual property described above, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Item 1. Business - (continued)	Table of Contents

Insurance

Given the nature of the services we provide, we are subject to professional, automobile and general liability claims and related lawsuits in the ordinary course of business. We maintain insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional, automobile and general liability loss risks are being provided by a third-party insurer that is fully reinsured by our wholly owned captive insurance companies. In addition, our wholly owned captives provide coverage for a substantial portion of our employee workers' compensation claims. The assets, liabilities and results of operations of our wholly owned captive insurance company subsidiaries are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third-party insurers for certain of our owned practices and certain of our employed and affiliated physicians.

Our reserves for our professional, automobile and general liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of these liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically re-evaluate our accruals for our professional, automobile and general liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Corporate Compliance Program and Corporate Integrity Obligations

We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and our policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (i) business ethics, (ii) compliance with applicable federal, state and local laws, and (iii) business conduct. We have a Compliance Department whose focus is to prevent, detect and mitigate regulatory risks and remediate issues if identified. We attempt to accomplish this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan,

•	conducting internal audits and reviews to identify any improper practices that may be occurring,

•	resolving regulatory matters, and

•	enhancing the ethical culture and leadership of the organization.

The OIG has issued a series of Compliance Program Guidance documents in which the OIG has set out the elements of an effective compliance program. We believe our compliance program has been structured appropriately in light of this guidance. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

•	formal policies and written procedures,

•	designation of a Compliance Officer,

•	education and training programs,

•	internal monitoring and reviews,

•	responding appropriately to detected misconduct,

•	open lines of communication, and

•	discipline and accountability.

Our Board of Directors (our Board) reviews the effectiveness of our corporate compliance program on an annual basis. The Compliance and Quality Committee of our Board also meets regularly to provide oversight of our Compliance Program. Our corporate compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve, and in compliance with all applicable laws and policies. Notwithstanding the foregoing, we audit compliance with our compliance program on a sample basis. Although such an approach reflects a reasonable and accepted approach

Item 1. Business - (continued)	Table of Contents

in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments and, if appropriate, penalties. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. We are required to refund any overpayments within 60 days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

When the U.S. Government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement (“CIA”) with the OIG for a set period of years. As a condition of settlement of government investigations, certain of our medical transportation segment’s operations are subject to a CIA with the OIG. The CIA relates to a September 2009 qui tam action filed against Rural/Metro Corporation (Rural/Metro) in the U. S. District Court for the Northern District of Alabama, in which the government intervened. The complaint alleged that Rural/Metro had falsified Medicare required documents and billed Medicare and Medicaid improperly for ambulance services. In connection with Rural/Metro’s settlement agreement with the DOJ and plaintiff, Rural/Metro entered into a CIA with the OIG, which requires it to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for Rural/Metro’s billing operations, review by an independent review organization and reporting of certain reportable events. The term of this CIA is five years and is set to expire in June 2017. We were previously subject to a separate CIA with the OIG, pursuant to which the Company agreed to adopt certain compliance related policies and practices. While the Company continues to maintain its corporate compliance program, and is still subject to Rural/Metro’s CIA, the Company was released from AMR’s CIA in January 2017.

If we fail or if we are accused of failing to comply with the terms of our existing CIAs, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlement of healthcare regulatory claims with the U.S. Government in the future, we may be required to enter into additional CIAs.

See Item 1A, “Risk Factors-Risks Related to Healthcare Regulation” for additional information related to regulatory matters.

Seasonality

Historically, the impact of seasonal effects on our revenues and operating results has been dampened due to growth from acquisitions as well as our geographic diversification. Without giving effect to these growth and diversification factors and with the exception of emergency medicine and children's services, our net revenue would fluctuate based on the number of business days in each calendar quarter, because the majority of medical services provided by our anesthesiology, office-based practices and ambulatory surgery centers consist of scheduled procedures and office visits that occur during business hours. Our net revenue would also be impacted by unpredictable weather events such as snowstorms or hurricanes that reduce the number of days of operations as well as the number of patients. Revenue in the fourth quarter could also be impacted by an increased utilization of services as patients try to utilize their healthcare benefits before they expire at year-end. In addition, we incur a significantly higher payroll tax expense during the first and second quarters due to a significant number of our employees exceeding the level of taxable wages for social security contributions during the second half of the year.

Item 1. Business - (continued)	Table of Contents

Available Information

We file reports with the Securities and Exchange Commission (SEC) including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements and other information filed electronically. Our website address is: http://www.evhc.net. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this annual report on Form 10-K.

Executive Officers of the Registrant

The following table sets forth certain information regarding the persons serving as our executive officers.

Name	Age	Experience

William A. Sanger	66
Executive Chairman and Director of the Company. Prior to the Merger, Mr. Sanger served as Chairman of the Board of EHH from November 2014 through November 2016, and as a director, President and Chief Executive Officer of EHH from May 2011 through November 2016. Prior to May 2011, Mr. Sanger served for over ten years as President and Chief Executive Officer of predecessor and affiliated entities of EHH.

Christopher A. Holden	52
President and Chief Executive Officer and Director of the Company. Prior to the Merger, Mr. Holden served from October 2007 through November 2016 as President and Chief Executive Officer and a director of AmSurg. Prior to October 2007, Mr. Holden served for over ten years in various capacities, including Division President, with Columbia/HCA Healthcare Corporation, now known as HCA, and Triad Hospitals, Inc.

Claire M. Gulmi	63
Executive Vice President and Chief Financial Officer of the Company. Prior to the Merger, Ms. Gulmi served as Chief Financial Officer of AmSurg from September 1994 through November 2016 and as Executive Vice President of AmSurg from February 2006 through November 2016.

Robert J. Coward	52
Executive Vice President and President - Physician Services Group. Prior to the Merger, Mr. Coward served as President - Physician Services Group and Chief Development Officer of AmSurg from November 2014 through November 2016, and in various capacities between 2000 and 2014, including President and Chief Operating Officer from January 2010 through July 2014, with Sheridan Healthcare, Inc., which AmSurg acquired in July 2014.

Randel G. Owen	57
Executive Vice President and President - Ambulatory Services Group. Prior to the Merger, Mr. Owen served as Chief Financial Officer and Executive Vice President of EHH from May 2011 through November 2016 and as Chief Operating Officer of EHH from September 2012 through November 2016. Prior to May 2011, Mr. Owen served for over ten years as Executive Vice President and Chief Financial Officer of predecessor and affiliated entities of EHH.

Kevin D. Eastridge	51
Senior Vice President and Chief Accounting Officer. Prior to the Merger, Mr. Eastridge served as Senior Vice President of Finance of AmSurg from July 2008 through November 2016 and as Chief Accounting Officer from July 2004 through November 2016. Mr. Eastridge served in various capacities with AmSurg from March 1997 through July 2004, including Vice President of Finance and Controller.

Patrick B. Solomon	47
Senior Vice President and Chief Strategy Officer. Prior to the Merger, Mr. Solomon served as Senior Vice President and Chief Strategy Officer of AmSurg from 2015 through November 2016. Mr. Solomon joined Sheridan, which AmSurg acquired in July 2014, in 2003, and served as Executive Vice President and Chief Development Officer of Sheridan from 2012 to 2015 and as Executive Vice President of Operations from 2003 to 2012.

Craig A. Wilson	48
Senior Vice President, General Counsel and Secretary. Prior to the Merger, Mr. Wilson served as Senior Vice President, General Counsel and Secretary of EHH from May 2011 through November 2016. Mr. Wilson has served in various capacities with EHH and its predecessors and affiliates since March 2000.

Item 1A. Risk Factors	Table of Contents

The following factors affect our business and the segments in which we operate. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks Related to Our Business

We may fail to realize the anticipated benefits of the Merger. The success of the Merger will depend on, among other things, our ability to combine the legacy AmSurg and EHH businesses in a manner that facilitates growth opportunities and realizes anticipated synergies, revenue and earnings growth projections. We expect to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and integration. Management also expects that we will enjoy other benefits, including expanded service offerings, cross-selling opportunities, and increased geographic reach of the combined businesses.

However, our management must successfully combine the legacy businesses of AmSurg and EHH in a manner that permits these cost savings, synergies and other benefits to be realized. Actual synergies may be lower than we currently expect, or may take longer to achieve than anticipated. In addition, we must achieve the anticipated savings, synergies and benefits without adversely affecting current revenues, earnings and investments in future growth. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, earnings, level of expenses and operating results, which may adversely affect the value of our common and preferred stock.

We have commenced a strategic review of our business lines, and may pursue strategic initiatives in the future. Strategic initiatives could include divestitures, acquisitions, spin-offs, split-offs, strategic partnerships or joint ventures. Any strategic initiatives could involve implementation challenges, execution risks or other risks, or significantly change our business profile or strategies. Any such strategic initiatives could have an adverse impact on our revenues, earnings, cash flows and operating results, which may adversely affect the value of our common and preferred stock.

Combining the businesses of AmSurg and EHH may be more difficult, costly or time-consuming than expected, which may adversely affect our results and negatively affect the value of our common and preferred stock. Our management may face significant challenges in successfully integrating the AmSurg and EHH businesses, including in particular the physician services segment, integrating the organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. The integration may be complex and time consuming, and could require substantial resources and effort by management and others. The ongoing integration process may also disrupt our business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, business partners, customers and others with whom we have business or other dealings, or limit our ability to achieve the anticipated benefits of the Merger. In addition, any difficulties in integrating the businesses could harm our reputation. If we are unable to successfully combine the businesses of AmSurg and EHH in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common and preferred stock may be affected adversely.

Changes to payment rates or methods of third-party payors, including government healthcare programs, changes to the laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues. We provide physician services, medical transportation services and ambulatory services primarily through fee for service payor arrangements. Under these arrangements, we collect fees directly or through our affiliated physicians or through the entities at which physician services are provided. We assume financial risks related to changes in third-party reimbursement rates and changes in payor mix. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. Further, we collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated with respect to ED physician services, because of legal requirements that hospitals screen and stabilize or transfer all ED patients seeking care for an emergency medical condition regardless of a patient’s ability to pay, and with respect to medical transportation that communities provide all emergency response services, regardless of a patient's ability to pay.

We depend primarily on private and governmental third-party sources of payment for the services provided to patients. The amount we receive for our services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. Health reform efforts at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs and private insurance coverage. The future of the Health Reform Law, in particular, was cast into significant uncertainty by the results of the 2016 federal elections. Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements,

Item 1A. Risk Factors - (continued)	Table of Contents

all of which could materially increase or decrease payments we receive from these government programs. Any such change that limits reimbursement amounts or practices could also significantly affect hospitals, and consequently affect our physician services operations or require us to renegotiate contractual arrangements with our hospital clients. Further, Medicare reimbursement rates are increasingly used by private payors as benchmarks to establish commercial reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well.

As the Medicare program transitions away from fee for service payment models and toward value-based payment methodologies, we may be required to make additional investments to receive maximum Medicare reimbursement. For example, the Medicare Physician Quality Reporting System provides additional Medicare compensation to physicians who implement and report certain quality measures. Further, MACRA requires the establishment of the Merit-Based Incentive Payment System under which, beginning in 2019, physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records.

There are significant private and public sector pressures to restrain healthcare costs and to restrict reimbursement rates for medical services, and we believe that such pressures will continue. Many states are continuing to collect less revenue than they did in prior years, and as a result may face ongoing budget shortfalls and underfunded pension and other liabilities. Deteriorating financial conditions in the states in which we operate could lead to reduced or delayed funding for Medicaid programs, which may reduce or delay the reimbursement we receive for services provided. Major payors of healthcare, including federal and state governments and private insurers, have taken steps in recent years to monitor and control costs, eligibility for and use and delivery of healthcare services, and to revise payment methodologies. As part of their efforts to contain healthcare costs, purchasers increasingly are demanding discounted or global fee structures or the assumption by healthcare providers of all or a portion of the financial risk through shared risk, capitation and care management arrangements, often in exchange for exclusive or preferred participation in their benefit plans. Further, the ability of commercial payors to control healthcare costs may be enhanced by the increasing consolidation of insurance and managed care companies, which may reduce our ability to negotiate favorable contracts with such payors.

We expect efforts to impose greater discounts and more stringent cost controls by government and other payors to continue, thereby reducing the payments we receive for our services. The effect of cost containment trends will depend, in part, on our payor mix. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors, including fixed fee schedules and capitated payment arrangements, or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins, or profitability.

We are subject to decreases in our revenue and profit margin under our fee for service contracts and arrangements, where we bear the risk of changes in volume, payor mix and third-party reimbursement rates. In our fee for service arrangements, which represent substantially all of our revenues, we, or our affiliated physicians, collect the fees for physician services and transports. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third-party reimbursement rates, and patient and transport volume. A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, could reduce our profitability and adversely impact future growth. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately.

We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals in our ED specialty area is exacerbated because the law requires communities to provide “911” emergency response services and hospital EDs to treat all patients presenting to the ED seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult.

If we are unable to increase procedure volume at our existing surgery centers, the operating margins and profitability of our ambulatory services segment could be adversely affected. Our growth strategy for our ambulatory services segment includes increasing our revenues and earnings primarily by increasing the number of procedures performed at our surgery centers. We seek to increase procedure volume at our surgery centers by increasing the number of physicians performing procedures at our surgery centers, obtaining new or more favorable managed care contracts, improving patient flow at our surgery centers, increasing the capacity at our surgery centers, promoting screening programs and increasing patient and physician awareness of our surgery centers. Procedure volume at our surgery centers may be adversely impacted by economic conditions, high unemployment rates, natural disasters and physicians who no longer utilize our surgery centers and other factors that may cause patients to delay or cancel

Item 1A. Risk Factors - (continued)	Table of Contents

procedures. We can give you no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our surgery centers.

Our revenue would be adversely affected if we lose existing contracts. A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, the addition of new contracts and the increase in the number of emergency and non-emergency transports. Substantially all of our net revenue in our physician services and medical transportation segments was generated under contracts, including exclusive contracts. Our contracts with hospitals for physician services generally have terms of one to three years. The term of our contracts with communities to provide “911” services generally ranges from three to five years. Most of our contracts, including contracts with several of our significant client relationships, are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts on comparable or better terms, if at all, or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

Our physician services segment has several significant client relationships that result in a concentration of revenue. Although we negotiate and enter into separate contracts with facilities to which we deliver physician services, many facilities are affiliated with one another or owned and operated by the same entity. Although no single facility contract comprised more than 10% of consolidated net revenue, we have several significant client relationships with groups of affiliated facilities that result in a concentration of revenue. During 2016, on a pro forma basis assuming the Merger had been completed on January 1, 2016, facilities affiliated with HCA Holdings Inc. (HCA) comprised approximately 14.3% of our consolidated net revenue. The loss or reduction of business from any of our significant client relationships could materially adversely affect the revenues and results of operations of our physician services segment.

We may not accurately assess the costs we will incur under new contracts. Many of our contracts in our physician services and medical transportation segments involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. Entering into new contracts in a number of our service lines may also negatively impact cash flow as we absorb various expenses before we are able to bill and collect revenue associated with the new contracts. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to successfully recruit and retain physicians and other healthcare professionals with the qualifications and attributes desired by us, our customers, and our surgery centers. Our ability to recruit and retain qualified physicians and other healthcare professionals to staff contracts in our physician services business and to utilize our surgery centers in our ambulatory services business significantly affects our ability to provide quality care. We compete with other entities to recruit qualified physicians and other healthcare professionals. In many of the markets in which we operate, there are shortages of physicians in the targeted specialties of our physician services contracts and our surgery centers. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

In our physician services segment, our customer hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts with us. This decreases the number of healthcare professionals who may be qualified to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the facilities with which we contract, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of specialty areas. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Our future success in retaining and winning new hospital contracts depends in part on our ability to recruit and retain physicians and other healthcare professionals to maintain and expand our operations.

In our ambulatory services segment, we also compete with other healthcare providers in recruiting physicians to utilize our surgery centers, for patients, and in contracting with managed care payors. In several of our markets, hospitals are directly recruiting physicians or groups of physicians as employees, including primary care physicians and physicians in the targeted specialties of our

Item 1A. Risk Factors - (continued)	Table of Contents

surgery centers, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. In addition, physicians, hospitals, payors and other providers may form integrated delivery systems or utilize plan structures that restrict the physicians who may treat certain patients or the facilities at which patients may be treated. These restrictions may impact our surgery centers and the medical practices of our physician partners.

Our non-compete agreements and other restrictive covenants involving physicians and other clinical employees may not be enforceable. We have contracts with physicians, other health professionals, and PCs in many states. Some of these contracts, as well as our contracts with hospitals, include provisions preventing these providers and professional corporations from competing with us both during and after the term of our relationship with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians and other clinicians. There can be no assurance that our non-compete agreements related to physicians, other healthcare professionals, and professional corporations will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent these clinicians and PCs from competing with us, potentially resulting in the loss of some of our hospital contracts and other business.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected. Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy includes several initiatives, including capitalizing on organic growth opportunities, growing complementary and integrated services lines, supplementing organic growth with strategic initiatives, and enhancing operational efficiencies and productivity. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business strategy. If we are unable to do so, our long-term growth, profitability, and ability to service our debt will be adversely affected. Even if we are able to implement some or all of the initiatives of our business strategy successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategy could also be affected by a number of factors beyond our control, such as changes in government regulation, increased competition, legal developments, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of sector trends or our competition, we may have difficulty in achieving our strategic objectives.

Our margins may be negatively impacted by cross-selling to existing customers or selling bundled services to new customers. One of our growth strategies involves the continuation and expansion of our efforts to sell complementary services across our businesses. There can be no assurance that we will be successful in our cross-selling efforts. As part of our cross-selling efforts, we may need to offer a bundled package of services that are at a lower price point to existing or new customers as compared to the price of individual services or otherwise offer services which may put downward price pressure on our services. Such price pressure may have a negative impact on our operating margins. In addition, if a complementary service offered as part of a bundled package underperforms as compared to the other services included in such package, we could face reputational harm which could negatively impact our relationships with our customers and ultimately our results of operations.

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships under the Health Reform Law as currently enacted. If this strategy is not successful, our financial performance could be adversely affected. We have entered into strategic business partnerships with hospital systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models may expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership may be only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners.

For example, our physician services segment has entered into joint venture agreements with HCA to provide physician services to various healthcare facilities. In these joint ventures, HCA has the option to acquire our stake in the venture on a predetermined financial formula, which, if exercised, would lead to the loss of our associated revenue and profits which may not be offset fully by the immediate proceeds of the sale of our stake. Additionally, under certain of our joint venture partnership arrangements, the hospital system partner has the right of first refusal should we desire to acquire an unrelated provider who derives 40% or more of their revenues from services provided to that hospital system or its affiliates. Furthermore, joint ventures may raise fraud and abuse issues. For example, the OIG has taken the position that certain contractual joint ventures between a party which makes referrals and a party which receives referrals for a specific type of service may violate the Anti-Kickback Statute if one purpose of the arrangement is to encourage referrals.

We have entered into, and in the future expect to enter into, risk-based partnerships and arrangements designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both in the hospital and after discharge. Examples of such opportunities include CMS initiatives such as the CMS Bundled Payments for Care Improvement initiative, the Medicare Shared Savings Program and the Independence at Home Demonstration, as well as agreements

Item 1A. Risk Factors - (continued)	Table of Contents

entered into by our physician services business with health plans that include risk-based incentives tied to outcomes. We view entering into targeted risk-based initiatives, including opportunities afforded by the Health Reform Law, as currently enacted, as an important part of our business strategy in order to develop our integrated service offerings across the patient continuum, continue the expansion of our physician services business, further develop our relationships with hospitals, hospital systems and other payors, and prepare for the possibility that Medicare may require us to participate in a capitated or value-based payment system for certain of our businesses in the future.

Advancing such initiatives can be time consuming and expensive, and there can be no assurance that our efforts in these areas will ultimately be successful. If we succeed in our efforts to enter into these risk-based partnerships but fail to deliver quality care at a cost consistent with our expectations, we may be subject to significant financial penalties depending on the program, and an unsuccessful implementation of such initiatives could materially and adversely affect our ability to enter into other risk-based partnerships and our business, financial condition or results of operations.

We could be subject to lawsuits which could harm the value of our business, including litigation for which we are not fully reserved. From time-to-time we are involved in lawsuits, claims, audits and investigations, including those arising out of services provided, personal injury claims, professional liability claims, billing and marketing practices, employment disputes and contractual claims. Physicians, hospitals and other participants in healthcare delivery have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, medical transport services may be involved in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

Our physician services segment generally procures professional liability insurance coverage for its employed and affiliated medical professionals, and professional and corporate entities. A substantial portion of our professional liability loss risks are provided by third-party insurers, which is fully reinsured by our wholly owned captive insurance entities. In addition, our wholly owned captives provide stop loss coverage for our self-insured employee health program related to our physician services segment. Our medical transportation business currently has an insurance program which includes a combination of insurance purchased from third parties and large self-insured retentions and/or deductibles for all of its insurance programs subsequent to September 1, 2001. Our medical transportation business reinsures a portion of these self-insured retentions and/or deductibles through an arrangement with EMCA. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Liabilities for claims incurred but not reported are not discounted. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows. Our liability to pay for our physician services and medical transportation segments’ insurance program losses is partially collateralized by funds held through our wholly owned insurance captives, and letters of credit issued by our affiliates and, to the extent these losses exceed such collateral, or the limits of our insurance policies, we will be required to fund any remaining liabilities.

We may become subject to future lawsuits, claims, audits and investigations that could result in substantial costs and divert our attention and resources and adversely affect our business condition. In addition, since our current growth strategy includes acquisitions, among other things, we may become exposed to legal claims for the activities of an acquired business prior to the acquisition. These lawsuits, claims, audits or investigations, regardless of their merit or outcome, may also adversely affect our reputation and ability to expand our business.

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business. We are subject to various federal, state, and local laws and regulations including, but not limited to the Employee Retirement Income Security Act of 1974 (ERISA) and regulations promulgated by the Internal Revenue Service (IRS), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage‑hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be

Item 1A. Risk Factors - (continued)	Table of Contents

materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly-implemented laws and regulations.

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.
In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we will incur in respect of our liability risks. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. Our reserves are based on historical claims, demographic factors, sector trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $370.5 million as of December 31, 2016. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

Many of our medical transportation segment’s employees are represented by labor unions and any work stoppage could adversely affect our business. Approximately 43% of our medical transportation segment employees are represented by 71 active collective bargaining agreements. There are 33 operational locations representing approximately 4,600 employees currently in the process of negotiations or will be subject to negotiation in 2017. In addition, 14 collective bargaining agreements, representing approximately 4,600 employees will be subject to negotiations in 2018. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

We may make acquisitions which could divert the attention of management and may not be integrated successfully into our existing business. A portion of our growth has resulted from, and is expected to continue to result from, the acquisition of physician groups, surgery centers, medical transportation providers and other healthcare providers and businesses. We may continue to pursue acquisitions to increase our presence in existing markets, enter new geographic markets and expand the scope of services we provide. In 2016, on a combined basis with EHH, we completed 22 acquisitions for total purchase consideration of approximately $600 million. We have evaluated, and expect to continue to evaluate, possible acquisitions on an ongoing basis, and such acquisition targets may be of significant size and may involve operations in multiple jurisdictions. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will obtain all necessary or expected consents from third parties. We cannot assure you that we will be able to integrate successfully the operations of any acquired business into our existing business. In particular, we may experience challenges relating to the retention of physicians and other healthcare professionals of our acquired businesses or the integration of such healthcare professionals. Furthermore, acquisitions in new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources becoming familiar with such requirements, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to manage growth effectively. Even if we are successful in obtaining new business, organically or by acquisition, failure to manage our growth effectively could adversely affect our financial condition. We may experience extended periods of very rapid growth, and if we are not able to manage our growth effectively, our business and financial condition could materially suffer. Our growth may significantly strain our managerial, operational and financial resources and systems. To manage our growth effectively, we will have to continue to implement and improve our operational, financial and management controls, reporting systems and procedures. In addition, we must effectively expand, train and manage our employees. We will be unable to manage our businesses effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner.

Item 1A. Risk Factors - (continued)	Table of Contents

The high level of competition in our lines of business could adversely affect our contract and revenue base for our physician services, medical transportation and ambulatory services segments.

Physician Services. Physician staffing and related management services to hospitals and clinics are highly competitive. We compete with both national and regional enterprises such as Team Health Holdings, Inc., Mednax Inc., The Schumacher Group, Fresenius Medical Care, California Emergency Physicians and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians or greater access to potential customers. Such competition could adversely affect our ability to obtain new facility contracts, retain existing contracts and increase or maintain profit margins. We also compete against local physician groups and self-operated facility-based physician services departments that also provide staffing and scheduling services. Many of these competitors provide healthcare services that are similar in scope to the services we provide. Moreover, in certain regions, some of our competitors have already established a significant network of physician groups and it may be more difficult for us to compete in such areas.

Medical Transportation. The medical transportation services business is highly competitive. In providing medical transportation services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers such as Falck, Paramedics Plus, Acadian Ambulance, Superior Ambulance, and Priority Ambulance. In many communities, our most significant competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies. Many of these local fire departments have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

Ambulatory Surgery Centers. The ASC business is highly competitive. We compete with hospitals and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. We compete with public and private companies in the development and acquisition of ASCs, including Surgery Partners Inc., Surgical Care Affiliates, Inc., United Surgical Partners, Inc. and various hospital systems. Further, many physician groups independently develop ASCs without a corporate partner.

We are required to make capital expenditures, particularly for our medical transportation business, in order to remain compliant and competitive. Our capital expenditure requirements primarily relate to maintaining, upgrading or replacing our vehicle fleet, medical equipment and property to serve our customers and remain competitive. The aging of our vehicle fleet used in our medical transportation business requires us to make regular capital expenditures to maintain our current level of service. Our net capital expenditures totaled $99.5 million in the year ended December 31, 2016. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations. We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, upgrading, integrating and operating our systems, which involve a variety of different processes. Any interruptions in operations during periods of implementation or upgrading could adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement, maintain and protect operational, financial and billing information systems could have an adverse effect on our ability to report our required financial information in a timely and accurate manner, obtain new business, retain existing business and maintain or increase our profit margins.

Disruptions in our disaster recovery systems, management continuity planning or information systems could limit our ability to operate our business effectively, or adversely affect our financial condition and results of operations. Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our

Item 1A. Risk Factors - (continued)	Table of Contents

management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

Information security risks have generally increased in recent years because of new technologies and the increased incidence of cyber‑attacks resulting in the theft of protected health, business or financial information. Outside parties may also attempt to fraudulently induce our employees to release confidential or sensitive information or to make fraudulent payments, through illegal electronic tactics. A failure in or breach of our information systems as a result of cyber-attacks or other tactics could disrupt our business, result in the release or misuse of confidential or proprietary or financial information, damage our reputation, increase our administrative expenses, and expose us to additional risk of liability to federal or state governments or individuals. Although we believe that we have robust information security procedures and other safeguards in place, which are monitored and routinely tested internally and by external parties, as cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures or to investigate and remediate any information security vulnerabilities. Any of these disruptions or breaches of security could have a material adverse effect on our business, regulatory compliance, financial condition and results of operations.

A successful challenge by tax authorities to our treatment of certain healthcare professionals as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these healthcare professionals. As of December 31, 2016, we contracted with approximately 7,900 physicians and clinical personnel as independent contractors. Because we treat these providers as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to our employees. Our contracts with these healthcare professionals obligate them to pay these taxes and other costs. Whether these healthcare professionals are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these healthcare professionals would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these healthcare professionals is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these healthcare professionals as independent contractors by federal or state taxing authorities were successful and these healthcare professionals were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these healthcare professionals did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to eliminate the safe harbor, and similar proposals could be made in the future. If such a challenge were successful or if the safe harbor were eliminated, there could be a material increase in our costs relating to these healthcare professionals and, therefore, there could be a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully maintain an effective internal control over financial reporting, the integrity of our financial reporting could be compromised, which could result in a material adverse effect on our reported financial results. We regularly acquire closely held entities that are not subject to the Sarbanes-Oxley Act of 2002, or the rules and regulations of the SEC, especially as it relates to internal control structure. As such, these closely held entities may not have previously implemented the internal controls required of a public company. The integration of acquired entities into our internal control over financial reporting has required and will continue to require significant time and resources from our management and other personnel and will increase our compliance costs. We are required to include our assessment of the effectiveness of the internal controls over financial reporting of entities we acquire in our overall assessment. We plan to complete the evaluation and integration of internal controls over financial reporting and report our assessment within the required time frame. Failure to maintain an effective internal control environment could have a material adverse effect on our ability to accurately report our financial results, the market’s perception of our business and our stock price.

Shortages of products, equipment and medical supplies and quality control issues with such products, equipment and medical supplies could disrupt our operations and adversely affect our operations and profitability. Our operations, particularly the operations of our ambulatory surgery center business, depend significantly upon our and our clients’ ability to obtain sufficient products, drugs, equipment and medical supplies on a timely basis. If we or our clients are unable to obtain such necessary products, or if we or our clients fail to properly manage existing inventory levels, we may be unable to perform certain surgeries or provide certain medical services, which could adversely affect our operations. In addition, as a result of shortages, we could suffer, among other things, operational disruptions, disruptions in cash flows, increased costs and reductions in profitability. At times, supply shortages have occurred, and such shortages may be expected to recur from time to time.

Item 1A. Risk Factors - (continued)	Table of Contents

Medical supplies and services may be subject to supplier product quality control incidents and recalls. In addition to contributing to materials shortages, product quality can affect patient care and safety. National suppliers have experienced material quality control incidents in the past, which may occur again in the future for reasons beyond our control and such incidents can negatively impact case volume, product costs and our reputation. In addition, we may have to incur costs to resolve quality control incidents related to medical supplies and services regardless of whether they were caused by us. Our inability to obtain the necessary amount and quality of products, equipment and medical supplies due to a quality control incident or recall could have a material adverse effect on our business, prospects, results of operations and financial condition.

We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2016 contained intangible assets designated as either goodwill or intangibles totaling approximately $8.82 billion in goodwill and approximately $4.60 billion in intangibles. Acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, including goodwill, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Our ambulatory services segment may be adversely affected by changes to the medical practices of our physician partners or if we fail to maintain good relationships with the physician partners who use our surgery centers. Our ambulatory services segment depends on, among other things, the efforts and success of the physician partners who perform procedures at our surgery centers and the strength of our relationship with these physicians. The medical practices of our physician partners may be negatively impacted by general economic conditions, changes in payment rates or systems by payors (including Medicare), actions taken by referring physicians, other providers and payors, and other factors impacting their practices. Adverse economic conditions, including high unemployment rates, could cause patients of our physician partners and our ASCs to cancel or delay procedures. Our physician partners that use our ASCs are not required to use our surgery centers and may perform procedures at other facilities. From time to time, we have had and may have future disputes with physicians in our surgery centers. The revenues and profitability of our ambulatory services segment may be adversely affected if a key physician or group of physicians stops using or reduces their use of our surgery centers as a result of changes in their physician practice, changes in payment rates or systems, or a disagreement with us. In addition, if the physicians who use our surgery centers do not provide quality medical care or follow required professional guidelines at our facilities or there is damage to the reputation of a physician or group of physicians who use our surgery centers, our business and reputation could be damaged.

Our ambulatory services segment may be negatively impacted by weather and other factors beyond our control. The results of operations of our ambulatory services segment may be adversely impacted by adverse weather conditions, including hurricanes and widespread winter storms, or other factors beyond our control that cause disruption of patient scheduling, displacement of our patients, employees and physician partners, or force certain of our surgery centers to close temporarily. In certain geographic areas, we have a large concentration of surgery centers that may be simultaneously affected by adverse weather conditions or events. The future financial and operating results of our ambulatory services segment may be adversely affected by weather and other factors that disrupt the operation of our surgery centers.

We have a legal responsibility to the minority owners of the entities through which we own our surgery centers, which may conflict with our interests and prevent us from acting solely in our own best interests. As the owner of majority interests in the limited partnerships and limited liability companies that own our surgery centers, we owe a fiduciary duty to the noncontrolling interest holders in these entities and may encounter conflicts between our interests and that of the minority holders. In these cases, our representatives on the governing board of each partnership or joint venture are obligated to exercise reasonable, good faith judgment to resolve the conflicts and may not be free to act solely in our own best interests. In our role as manager of the limited partnership or limited liability company, we generally exercise our discretion in managing the business of the surgery center. Disputes may arise between us and the physician partners regarding a particular business decision or the interpretation of the provisions of the limited partnership agreement or limited liability company operating agreement. The agreements provide for arbitration as a dispute resolution process in some circumstances. We cannot assure you that any dispute will be resolved or that any dispute resolution will be on terms satisfactory to us.

Failure to timely or accurately bill for services could have a negative impact on our net revenue, bad debt expense and cash flow. Billing for healthcare services is an important but complex aspect of our business. In particular, the current practice of providing physician and medical transportation services in advance of payment or, in many cases, irrespective of the patient's ability to pay for such services, may have significant negative impact on our physician services and medical transportation segment's net revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for

Item 1A. Risk Factors - (continued)	Table of Contents

services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our ability to timely or accurately bill payors include:

•	disputes between payors as to which party is responsible for payment;

•	failure of information systems and processes to submit and collect claims in a timely manner;

•	variation in coverage for similar services among various payors;

•	our reliance on third-parties to provide billing services for certain of our service lines, including for our medical transportation services;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors; and

•	in connection with billing for physician services, failure to obtain proper physician credentialing and documentation in order to bill various payors.

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debt expense.

Unfavorable changes in regulatory, economic and other conditions could occur in the states where our operations are concentrated. On a pro forma combined basis for the year ended December 31, 2016, assuming the Merger had been completed on January 1, 2016, Arizona, California, Florida, New Jersey and Texas accounted for approximately 64% of our physician services segment net revenue. This concentration increases the risk that, should our physician services segment programs in these states be adversely affected by changes in law or regulatory, economic and other conditions, our physician services segment revenue and profitability could materially decline. Furthermore, a natural disaster or other catastrophic event in one of these states could affect us more significantly than other companies with less geographic concentration.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties. Our ability to compete effectively depends in part upon our intellectual property rights, including but not limited to our trademarks and copyrights, and our proprietary technology. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third-party’s intellectual property rights. Any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property, including ceasing the use of certain trademarks used by us to distinguish our services from those of others or ceasing the exercise of our rights in copyrightable works. In addition, we may have to seek a license to continue practices found to be in violation of a third‑party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations could be adversely affected as a result.

Item 1A. Risk Factors - (continued)	Table of Contents

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness. We have substantial indebtedness. As of December 31, 2016, we had total indebtedness, including capital leases, of approximately $5.95 billion, including $1.10 billion of our 5.625% Senior Unsecured Notes due 2022, $750.0 million of our 5.125% Senior Unsecured Notes due 2022, $550.0 million of our 6.25% Senior Unsecured Notes due 2024, and $3.50 billion of borrowings under the senior secured term loan facility (“Term Loan Facility”). In addition, as of December 31, 2016, after giving effect to approximately $133.9 million of letters of credit issued under the asset-based revolving credit facility (“ABL Facility”), we have capacity to borrow approximately $677.3 million under our $850.0 million ABL Facility, subject to availability requirements. As of December 31, 2016, we also had approximately $861.2 million in operating lease commitments.

The degree to which we are leveraged may have important consequences for holders of our common and preferred stock. For example, it may:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and sector conditions, including recessions and periods of significant inflation and financial market volatility;

•
expose us to the risk of increased interest rates because any borrowings we make under the ABL Facility, and our borrowings under the Term Loan Facility under certain circumstances, will bear interest at variable rates;

•	require us to use a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing our ability to fund working capital, capital expenditures and other expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	place us at a competitive disadvantage compared to competitors that have less indebtedness; and

•	limit our ability to borrow additional funds that may be needed to operate and expand our business.

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness which may increase the risks created by our substantial indebtedness. We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our outstanding senior unsecured notes and the credit agreements governing the ABL Facility and the Term Loan Facility permit us to incur additional indebtedness, and do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If we are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indentures governing our outstanding senior unsecured notes, we, and our subsidiaries, may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness.

We will require a significant amount of cash to service our indebtedness. The ability to generate cash or refinance our indebtedness as it becomes due depends on many factors, some of which are beyond our control. We are a holding company, and as such we have no independent operations or material assets other than their ownership of equity interests in our subsidiaries and our subsidiaries’ contractual arrangements with physicians and professional corporations. We depend on our subsidiaries to distribute funds to us so we are able to pay our obligations and expenses, including satisfying our indebtedness. Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness and to fund planned capital expenditures and other corporate expenses will depend on the ability of our subsidiaries to make distributions, dividends or advances, which in turn will depend on their future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized or that future borrowings will be available to us in an amount sufficient to enable us to satisfy our obligations under our indebtedness or to fund our other needs. In order for us to satisfy our obligations under our indebtedness and fund our planned capital expenditures, we must continue to execute our business strategy. If we are unable to do so, we may need to reduce or delay our planned capital expenditures or refinance all or a portion of our indebtedness on or before maturity. Significant delays in our planned capital expenditures may materially and adversely affect our future revenue prospects. In addition, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Item 1A. Risk Factors - (continued)	Table of Contents

The indentures governing our senior notes and the credit agreements governing the ABL Facility and the Term Loan Facility restrict our ability to engage in certain business and financial transactions.

Indentures. The indentures governing our senior notes contain restrictive covenants that, among other things, limit our ability and the ability of our subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, redeem or repurchase stock or make other distributions in respect of the Company's capital stock;

•	make investments;

•	repurchase, prepay or redeem subordinated indebtedness;

•	incur additional liens;

•	transfer or sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

•
Senior Secured Credit Facilities. The credit agreements governing the ABL Facility and the Term Loan Facility (together, the “Senior Secured Credit Facilities”) contain a number of covenants that limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, redeem or repurchase stock or make other distributions in respect of the Company's capital stock;

•	make investments;

•	repurchase, prepay or redeem junior indebtedness;

•	agree to payment restrictions affecting the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	incur additional liens;

•	transfer or sell assets;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates;

•	make negative pledges; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

The credit agreement governing the ABL Facility also contains other covenants customary for asset‑based facilities of this nature. Our ability to borrow additional amounts under the credit agreement governing the ABL Facility depends upon satisfaction of these covenants. Events beyond our control can affect our ability to meet these covenants.

Our failure to comply with obligations under the indentures governing our senior notes and the credit agreements governing the Senior Secured Credit Facilities may result in an event of default under those indentures or those credit agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. We cannot be certain that we will have funds available to remedy these defaults. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. The operating and financial restrictions and covenants described above may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability. Our indebtedness under the ABL Facility bears interest at variable rates and, to the extent the rate for deposits in U.S. dollars in the London interbank market (adjusted for maximum reserves) for the applicable interest period (LIBOR) exceeds 0.75%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2016, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 0.75%; each percentage point increase in interest rates would result in an approximately $21.0 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

Item 1A. Risk Factors - (continued)	Table of Contents

Risks Relating to our Common Stock

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common and preferred stock. Our second amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our second amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide for the Company to be governed by Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which affords the Company certain antitakeover protections;

•
provide for our classified Board of Directors, which divides our Board of Directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

•	limit the ability of stockholders to remove directors;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominations of candidates for election as directors or to bring other business before an annual meeting of our stockholders.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common and preferred stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common and preferred stock if the provisions are viewed as discouraging takeover attempts in the future.

Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us. Our second amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the DGCL or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. By becoming a stockholder in our company, you will be deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 1A. Risk Factors - (continued)	Table of Contents

Risks Related to Healthcare Regulation

If we fail to comply with applicable laws and regulations, we could suffer penalties or be required to make significant changes to our operations. The healthcare sector is heavily regulated, and we are required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to among other things:

•	billing and coding for services, including documentation of care, appropriate treatment of overpayments and credit balances, and the submission of false statements or claims;

•
relationships and arrangements with physicians, hospitals, vendors and other referral sources and referral recipients, including self-referral restrictions, prohibitions on kickbacks and other non-permitted forms of remuneration and prohibitions on the payment of inducements to Medicare and Medicaid beneficiaries in order to influence their selection of a provider;

•	licensure, certification, enrollment in government programs and CON approval, including requirements affecting the operation, establishment and addition of services and facilities;

•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;

•	quality of care and data reporting;

•	ownership of surgery centers;

•	operating policies and procedures;

•	qualifications, training and supervision of medical and support personnel;

•	fee-splitting and the corporate practice of medicine;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	workplace health and safety;

•	debt collection practices;

•	anti-competitive conduct;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and

•	environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government and third-party healthcare programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers and managing employees associated with entities found to have committed healthcare fraud may also be excluded from participation in government healthcare programs. Enforcement officials have numerous mechanisms to combat fraud and abuse. For example, they may bring civil actions under the Civil Monetary Penalty Law, which has a lower burden of proof than criminal statutes. Civil monetary penalties increased significantly in 2016 and, beginning in 2017, the penalty amounts will be adjusted annually based on updates to the consumer price index. Further, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under the FCA or similar state laws.

Many of these laws and regulations are complex, broad in scope and have few or narrowly structured exceptions and safe harbors. Further, these laws and regulations are subject to ongoing interpretation by regulatory agencies and courts. New interpretations of existing requirements, new laws or regulations or the enforcement of existing or new laws and regulations could subject our current practices to allegations of impropriety or illegality or require us to make changes in our operations, facilities, equipment, personnel, services, capital expenditure programs or operating expenses to comply with evolving requirements. Any enforcement action against us, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. To avoid sanctions and end expensive enforcement actions, we may be required to enter into settlement agreements with the government. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims and may also require us to enter into a corporate integrity agreement that imposes extensive ongoing compliance obligations.

We cannot assure you that current or future legislative initiatives, government regulation or judicial or regulatory interpretations thereof will not have a material adverse effect on us. We cannot assure you that a review of our business by judicial, regulatory or accreditation authorities will not subject us to fines or penalties, require us to expend significant amounts, reduce the demand for our services or otherwise adversely affect our operations.

Our relationships with referral sources and recipients, including healthcare providers, facilities and patients, are subject to the federal Anti-Kickback Statute and similar state laws. The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for, or to

Item 1A. Risk Factors - (continued)	Table of Contents

induce, referrals or orders for services or items covered by a federal healthcare program. Many of the states in which we operate also have adopted laws, similar to the federal Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. The federal Anti-Kickback Statute and similar state laws are broad in scope and many of their provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, knowledge of the law or intent to violate the law is not required to establish a violation of the federal Anti-Kickback Statute.

Congress and HHS have established narrow exceptions and safe harbor provisions that outline practices deemed protected from prosecution under the federal Anti-Kickback Statute. Many state laws restricting referrals do not contain exceptions or safe harbor provisions. While we endeavor to comply with applicable exceptions and safe harbors, certain of our current arrangements, including the ownership structures of our surgery centers, do not satisfy all of the requirements of a safe harbor. Failure to qualify for an exception or safe harbor does not mean the arrangement necessarily violates the federal Anti-Kickback Statute, but may subject the arrangement to greater scrutiny. Violations of the federal Anti-Kickback Statute and similar state laws may result in substantial civil or criminal penalties, exclusion from participation in the Medicare and Medicaid programs and loss of licensure, which could have a material adverse effect on our business.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA. The term of that CIA has expired, we have filed a final report with the OIG and this CIA was released in February 2012.

We are required to comply with laws governing the transmission, security and privacy of health information. The HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, as required by HIPAA, HHS has issued privacy and security regulations that extensively regulate the use and disclosure of protected health information or “PHI” and require covered entities, including healthcare providers and health plans, and vendors known as “business associates” to implement administrative, physical and technical safeguards to protect the security of PHI. Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, HHS and, in the case of larger breaches, the media. The privacy, security and breach notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $55,910 per violation up to a maximum of $1,677,299 in a calendar year for violations of the same requirement. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The Department is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. These laws vary and may impose additional obligations or penalties. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving individually identifiable information (even if no health-related information is involved). In addition, the FTC uses its consumer protection authority to initiate enforcement actions in response to data breaches. To the extent we fail to comply with one or more federal and/or state privacy and security requirements or if we are found to be responsible for the non-compliance of our vendors, we could be subject to substantial fines or penalties, as well as third-party claims which could have a material adverse effect on our financial position, results of operations and cash flows.

We are unable to predict the impact of the Health Reform Law, as currently structured. Healthcare is subject to changing political, regulatory and other influences, which have resulted, and may continue to result, in reform initiatives that significantly impact healthcare providers. In particular, the Health Reform Law, as currently structured, expands coverage of uninsured individuals through the expansion of public programs and private sector health insurance reforms, increases coverage of certain preventive services, including colonoscopies, reduces Medicare reimbursement to ASCs and hospitals, and promotes efforts intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. We believe the Health Reform Law has resulted in an increased volume for certain procedures and in patients seeking care from us, but other provisions have reduced payments to ASCs and may indirectly impact payments received by our physician services business. In addition, ACOs, other coordinated care models and other efforts to promote value-based spending in Medicare and other programs may increase competition for patients and negatively impact our surgery centers and medical practices.

Item 1A. Risk Factors - (continued)	Table of Contents

Our business may be adversely impacted if the Health Reform Law is repealed in its entirety or if provisions beneficial to our operations are repealed or significantly modified as a result of the 2016 federal elections. The 2016 federal elections increased the likelihood of repeal or replacement of, or the enactment of significant changes to, the Health Reform Law; are likely to impact how the executive branch implements the law; and may impact how the federal government responds to lawsuits challenging the Health Reform Law. The President and certain members of Congress have indicated their intent to significantly change existing healthcare laws, including significantly modifying or repealing the Health Reform Law. We estimate that if the Health Reform Law had been repealed effective January 1, 2017, our annualized net income before income taxes for 2017 would be adversely impacted by approximately $70.0 million to $80.0 million; however, because of the many variables and assumptions involved in preparing this estimate, and the considerable uncertainty regarding whether, when and how the law will be changed, what alternative provisions, if any, may be enacted, or what other actions may be taken, the actual impact of any such change may differ materially from our estimate. Any government efforts related to health reform may have a material and adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, particularly if Congress elects to repeal provisions of the Health Reform Law but delays the implementation of repeal or fails to enact replacement provisions at the time of repeal, may have a material and adverse impact our business, strategies, prospects, operating results or financial condition.

We have been and could become the subject of federal and state investigations and compliance reviews. Health care companies are subject to a high level of scrutiny by various governmental agencies and their agents. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices. Further, the federal FCA permits private parties to bring qui tam or “whistleblower” lawsuits against companies. Some states have adopted similar state whistleblower and false claims provisions.

From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. Our significant Medicare billings and joint venture arrangements involving physician investors may increase our exposure. We have, in past years, been the subject of investigations regarding its contracting processes and billing practices, ultimately resulting in two settlement agreements and CIAs. The operations of Rural/Metro are currently subject to a CIA, which was established in connection with documentation and billing allegations prior to its acquisition by Envision. In addition, our executives and managers, some of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation.

Governmental agencies and their agents conduct audits of health care providers, and private payers may conduct similar audits, investigations and monitoring activities. From time to time, we receive repayment demands from third-party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. Our failure to comply with rules related to billing could result in, among other penalties, nonpayment for services rendered or refunds of amounts previously paid for such services. An investigation or audit of us, our executives or our managers could result in significant expense to us, adverse publicity, and divert management’s attention from our business, regardless of the outcome, and could result in significant penalties. Depending on nature of the conduct and whether the underlying conduct under investigation or audit could be considered systemic, the resolution of any review could have a material adverse effect on our financial position, results of operations and liquidity.

Treatment methodologies and governmental or commercial health insurance controls designed to reduce spending on healthcare procedures may reduce our revenue and profitability. Controls imposed by Medicare and Medicaid, employer-sponsored healthcare plans and commercial health insurance payors designed to reduce the volume and costs of services provided to patients, in some instances referred to as “utilization review,” could adversely affect our facilities and medical practices. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees may reduce our revenue and profitability. Additionally, trends in treatment protocols and commercial health insurance plan design, such as plans that shift increased costs and accountability for care to patients, could favor lower intensity and lower cost treatment methodologies, each of which could, in turn, have a material adverse effect on our business, prospects, results of operations and financial condition.

If we are unable to timely enroll our physician services segment providers in the Medicare and Medicaid programs, or if we do not fully comply with requirements to provide notice or reapply to various licensure or other certification authorities in connection with changes in our ownership structure or operations, our collections and revenues may be harmed. We are required to enroll our physician services segment providers who are not otherwise already enrolled with Medicare and Medicaid in order to bill these programs for the physician services they provide. With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the

Item 1A. Risk Factors - (continued)	Table of Contents

enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment net revenue and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.

The Health Reform Law, as currently structured, added additional enrollment requirements for Medicare and Medicaid, which have been further enhanced through implementing regulations and increased enforcement scrutiny. Every enrolled provider must revalidate its enrollment at regular intervals and must update the Medicare contractors and many state Medicaid programs with significant changes on a timely basis. If we fail to provide sufficient documentation as required to maintain our enrollment, Medicare and Medicaid could deny continued future enrollment or revoke our enrollment and billing privileges.

The requirements for enrollment, licensure, certification, and accreditation may include notification or approval in the event of a transfer or change of ownership or certain other changes. Other agencies or payors with which we have contracts may have similar requirements, and some of these processes may be complex. Failure to provide required notifications or obtain necessary approvals may result in the delay or inability to complete an acquisition or transfer, loss of licensure, lapses in reimbursement, or other penalties. While we make reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

Laws and regulations impacting our arrangements with healthcare professionals and entities may cause us to restructure such arrangements, incur additional costs, lose contracts or suffer reductions under existing contracts. A number of laws bear on our relationships with healthcare professionals and entities. For example, corporate practice of medicine laws generally prohibit the practice of medicine by lay entities or persons in order to prevent interference with independent medical judgment. These laws, which vary by state, may also prevent the sharing of professional services income with non-professional or business interests.

Some of our contracts with healthcare professionals and entities include provisions preventing these individuals and entities from competing with us both during and after the term of our contract with them. The laws governing non‑compete agreements and other forms of restrictive covenants vary from state to state. Some jurisdictions prohibit us from using non-compete covenants with our professional staff, while others are reluctant to strictly enforce non-compete agreements and restrictive covenants, especially when applied to healthcare providers. Additionally, certain facilities have the right to employ or engage our providers after the termination or expiration of our contract with those facilities, which limits our ability to enforce our non-compete provisions with regard to those providers.

There is a risk that authorities in some jurisdictions may take the position, or private litigants may allege, that our contractual relationships violate applicable laws. There can be no assurance that our non-compete agreements related to healthcare professionals and entities will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent the physicians or other parties to these agreements from competing with us, potentially resulting in the loss of some of our contracts or other business. Any adverse interpretations or changes could force us to restructure our relationships with physicians, other clinical employees, professional corporations or our hospital customers, or to restructure our operations. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenue under existing contracts.

Item 1B. Unresolved Staff Comments: Not applicable.

Item 2.    Properties

Our principal executive offices are located in Nashville, Tennessee and Greenwood Village, Colorado. Our Nashville, Tennessee executive offices contain approximately 110,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in 2030. Our Greenwood Village, Colorado office contains approximately 77,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in 2026. We also have regional offices in Plantation, Florida that contain an aggregate of approximately 222,000 square feet of office space, which we lease from a third-party pursuant to an agreement in which the initial term expires in 2029, and in and Dallas, Texas that contain approximately 182,000 square feet of office space, which we lease from a third party pursuant to an agreement in which the initial term expires in 2024. We also lease and own additional office space for administrative, billing and other support functions for other regional operations and billing services. Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from approximately 1,000 to 25,000 square feet, with expected remaining lease terms ranging from 1 to 20 years. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase.

Item 3.    Legal Proceedings

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability, auto accident and workers’ compensation claims. There can be no assurance that our insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. From time to time, in the ordinary course of business and like others in our sector, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations, other than as set forth below.

On August 7, 2012, we received a subpoena from the Office of Inspector General of the Department of Health and Human Services (OIG) requesting documents focused on our contracts for services at hospitals affiliated with Health Management Associates, Inc. (HMA). The Company is a named defendant in two lawsuits filed by whistleblowers alleging misconduct by HMA and certain other parties (the HMA Lawsuits). The federal government has not intervened in these matters as they relate to allegations against us. We continue to engage in dialogue with the government to resolve this matter. As we have made significant progress towards resolution with the government, we have recorded a reserve of $30.0 million based on our estimates of probable exposure.

Four putative class action lawsuits were filed against our American Medical Response subsidiary and certain other subsidiaries in California alleging violations of California wage and hour laws, including failures to pay overtime wages and to provide required breaks to employees. On April 16, 2008, L. Bartoni commenced a suit in the Superior Court of California, Alameda County, on July 8, 2008, Vaughn Banta filed suit in the Superior Court of California, Los Angeles County (L.A. Superior Court), on January 22, 2009, Laura Karapetian filed suit in the L.A. Superior Court, and on March 11, 2010, Melanie Aguilar filed suit in L.A. Superior Court. The Aguilar and Karapetian cases were consolidated into a single action. In the Bartoni case, the court denied class certification, a decision that is being appealed. In each of the Banta and Karapetian/Aguilar cases, while all classes have been decertified, the plaintiffs have asserted representative claims on behalf of similarly situated employees under the California Private Attorney General Act. The Company is unable at this time to estimate the amount of potential damages, if any.

In 2012, our Rural/Metro subsidiary entered into a Corporate Integrity Agreement (CIA) with the OIG in connection with a qui tam action alleging that Rural/Metro had falsified Medicare documents and improperly billed for ambulance services. The CIA requires the Company to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for ambulance billing operations, review by an independent review organization, and reporting of certain events. The term of the CIA is five years and is set to expire in June 2017. We were previously subject to a separate CIA with the OIG relating to AMR, pursuant to which the Company agreed to adopt certain compliance related policies and practices. While the Company continues to maintain its corporate compliance program, and is still subject to Rural/Metro’s CIA, the Company was released from AMR’s CIA in January 2017.

Item 4.    Mine Safety Disclosures: Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “EVHC” on the New York Stock Exchange.

From January 1, 2015 through December 1, 2016, the stock that traded was AmSurg Corp. common stock under the symbol “AMSG” on the Nasdaq Global Select Market. AmSurg was the accounting acquirer in the Merger. On December 2, 2016 our common stock began trading on the New York Stock Exchange under the symbol “EVHC.” The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2015 and 2016, as reported on the Nasdaq Global Select Market and the New York Stock Exchange:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2015:
High	$65.03	$72.85	$87.42	$87.29
Low	$52.42	$60.43	$54.11	$58.37
2016:
High	$78.88	$83.27	$81.34	$74.75
Low	$60.01	$72.03	$61.20	$57.32

At February 14, 2017, there were approximately 56,100 holders of our common stock, including approximately 293 stockholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, subject to certain covenants contained in our debt instruments, which limit our ability to pay dividends, subject to certain exceptions.

Item 6. Selected Financial Data	Table of Contents

The following tables summarize selected consolidated financial data and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from the consolidated financial statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from audited historical AmSurg consolidated financial statements not included in this report. AmSurg was the accounting acquirer in the Merger. The historical consolidated financial statements of the Company reflect the operations of AmSurg for periods prior to the Merger, which occurred on December 1, 2016. Subsequent to the Merger, the Company's financial statements include the operations of AmSurg and EHH. The Merger was the primary reason for the changes in the selected financial data in fiscal 2016 as compared to prior years due to the size and timing of the transaction. The selected financial data for 2014 includes the results of operations of Sheridan Healthcare, Inc. and its consolidated subsidiaries for the period from July 16, 2014 (the date AmSurg acquired Sheridan) through December 31, 2014. Our results of operations shown below may not be indicative of future results. Certain prior year amounts below have been reclassified to reflect the impact of discontinued operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue (1)	$3,696.0	$2,566.9	$1,621.9	$1,057.2	$899.2
Operating expenses	3,349.1	2,002.3	1,238.0	730.0	627.2
Net gain on disposals and deconsolidations (2)	5.7	36.7	3.4	2.2	—
Equity in earnings of unconsolidated affiliates	23.7	16.2	7.1	3.2	1.6
Operating income	376.3	617.5	394.4	332.6	273.6
Interest expense, net	142.4	121.5	83.3	29.5	17.0
Debt extinguishment costs	30.3	—	16.9	—	—
Other income, net	1.0	—	—	—	—
Earnings from continuing operations before income taxes	204.6	496.0	294.2	303.1	256.6
Income tax expense (benefit)	(0.9)	113.8	48.1	48.7	40.9
Net earnings from continuing operations	205.5	382.2	246.1	254.4	215.7
Net earnings (loss) from discontinued operations	—	(1.0)	(1.3)	7.1	7.9
Net earnings	205.5	381.2	244.8	261.5	223.6
Less net earnings attributable to noncontrolling interests	224.1	218.2	191.1	188.8	161.0
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(18.6)	163.0	53.7	72.7	62.6
Preferred stock dividends	(9.1)	(9.1)	(4.5)	—	—
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$153.9	$49.2	$72.7	$62.6

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of tax	$(27.7)	$154.9	$50.8	$71.0	$60.1
Earnings (loss) from discontinued operations, net of tax	—	(1.0)	(1.6)	1.7	2.5
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$153.9	$49.2	$72.7	$62.6
Basic earnings per share attributable to Envision Healthcare Corporation common stockholders:
Net earnings (loss) from continuing operations	$(0.47)	$3.22	$1.29	$2.27	$1.95
Net earnings (loss)	$(0.47)	$3.20	$1.25	$2.32	$2.03
Diluted earnings per share attributable to Envision Healthcare Corporation common stockholders (3):
Net earnings (loss) from continuing operations	$(0.47)	$3.18	$1.28	$2.22	$1.90
Net earnings (loss)	$(0.47)	$3.16	$1.24	$2.28	$1.98
Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	59,002	48,058	39,311	31,338	30,773
Diluted (3)	59,002	51,612	39,625	31,954	31,608

Item 6. Selected Financial Data - (continued)	Table of Contents

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Consolidated Balance Sheet and Cash Flow Data:
Cash and cash equivalents	$331.6	$106.7	$208.1	$50.8	$46.4
Working capital (4)	1,257.0	151.8	278.1	121.2	107.8
Total assets (5)	16,708.9	6,499.3	5,446.6	2,167.1	2,033.1
Long-term debt and other long-term liabilities (5)	5,932.6	2,405.6	2,267.2	597.9	635.2
Non-redeemable and redeemable noncontrolling interests (6)	839.7	647.0	602.8	539.1	486.4
Envision Healthcare Corporation stockholders’ equity	6,731.1	2,293.4	1,679.5	764.2	689.5
Cash flows provided by operating activities	419.8	538.0	424.8	332.8	295.7
Cash flows used in investing activities	(303.7)	(1,016.8)	(2,225.1)	(98.7)	(298.9)
Cash flows provided by (used in) financing activities	108.8	377.4	1,957.6	(229.6)	9.0

(1)
Comparability of revenue is impacted by the Merger completed December 1, 2016, the acquisition of Sheridan on July 16, 2014 and other acquisitions. See Note 4 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for the impact of acquisitions on net revenue.

(2)
The net gain on disposals and deconsolidations primarily results from transactions in which we have sold or contributed all or a portion of our equity interests into new unconsolidated investments, primarily in our ambulatory services segment. See Note 8 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	See Note 19 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for a reconciliation of amounts used in diluted earnings per share.

(4)
Working capital has been impacted at December 31, 2015 and 2014 by the adoption of Financial Accounting Standards Board's (FASB) Accounting Standards Update (ASU) 2015-17 “Balance Sheet Classification of Deferred Taxes,” which required all deferred tax assets and liabilities to be classified as non-current. See Note 1 to the "Consolidated Financial Statements", included in Item 8 of this Form 10-K. The impact to 2013 and 2012 was not significant and not changed in this table.

(5)
Total assets and long-term debt and other long-term liabilities have been impacted at December 31, 2015, 2014, 2013 and 2012 by $47.2 million, $54.4 million, $10.9 million and $11.5 million, respectively, by the adoption of FASB ASU 2015-03 "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs," which presents debt issuance costs as a direct deduction from the carrying amount of debt as changed from recording as an intangible asset.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

Forward-Looking Statements

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, including the notes thereto, and the “Selected Financial Data” included in this Annual Report. The following discussion contains certain forward-looking statements within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. Forward-looking statements and our liquidity, financial condition and results of operations may be affected by the risks set forth in Item 1A. Risk Factors or by other unknown risks and uncertainties.

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, medical transportation, ambulatory services and post-acute services. The Company was formed on June 10, 2016 for the purpose of effecting the Merger. Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements for 2016 reflect AmSurg’s consolidated financial statements for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated financial statements for the period from December 1, 2016 to December 31, 2016. The Company will account for the Merger using the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) and Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 805, “Business Combinations” (ASC 805).

The Company’s consolidated balance sheet as of December 31, 2016 reflects the full consolidation of EHH’s assets and liabilities as of December 1, 2016. The Company’s purchase accounting for the Merger remains preliminary as permitted under GAAP and, as a result, there will likely be changes to certain balance sheet items relating to the value, as well as allocation, of the acquired assets and liabilities, associated amortization expense and goodwill, upon further review. Any such changes could be material.

Following the completion of the Merger, we have three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment. The Company’s medical transportation segment reflects the EHH medical transportation segment and the ambulatory services segment reflects the AmSurg ambulatory services segment. For the year ended December 31, 2016, on a pro forma basis assuming the Merger had been completed on January 1, 2016, approximately 63%, 24%, and 13% of our consolidated net revenues were generated by our physician services segment, medical transportation segment and ambulatory services segment, respectively.

Health Care Reform and Government Sponsored Programs

Our physician services, medical transportation and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the year ended December 31, 2016, we derived approximately 28% of our net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices, medical transportation providers and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

The payments we receive under government healthcare programs are often less than our standard charges for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These spending cuts, commonly referred to as “sequestration,” may not be more than 2% for a FFY. The sequestration cuts have been extended through FFY 2025. In addition, the Health Reform Law contains a number of provisions designed to reduce Medicare program spending. We cannot predict what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our business.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician services payment. Medicare pays for physician services based upon the Medicare Physician Fee Schedule (MPFS), which contains a list of uniform payment rates. These payment rates are determined based on national relative value units (RVU), which CMS assigns to most medical procedures and services in an effort to capture the various resources required by a physician to provide the service relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense attributable to the service and malpractice insurance expense attributable to the service. The work, practice expense, and malpractice insurance elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. MACRA provides for an increase of 0.5% to the MPFS reimbursement rate each calendar year through 2019, partially offset by various adjustments and policy updates, and outlines a new method for determining updates thereafter. In 2017, after accounting for various adjustments payment rates under the MPFS will be 0.24% more than 2016 payment rates.

In addition, MACRA required the establishment of the Quality Payment Program (QPP), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in of one two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (Advanced APM) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (MIPS) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS will consolidate components of several existing physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

Medical transportation payment. Medicare reimburses us for medical transportation services based on its national fee schedule for ambulance transport services. Under the fee schedule, payment is fixed for nine service level categories covering group and air ambulance transports. The fee schedule amounts are determined using a base rate, which includes all items and services furnished within the ambulance service benefit, subject to applicable adjustments, plus a separate payment for mileage. Congressional action has extended temporary add-on payments for ground ambulance services, supplemental payments based on the point of pickup, through December 31, 2017. Ambulance fee schedule payment rates are updated annually through a conversion factor, which incorporates updates to the consumer price index and a productivity adjustment, and mileage rates.

ASC payment. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to HOPD payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. In 2016, CMS increased ASC reimbursement rates by 0.3%, which did not have a significant impact on our 2016 ambulatory services revenues. For 2017, CMS has announced that ASC reimbursement rates will increase by 1.9%. However, based on our current procedure mix, the impact of these rate adjustments would result in a reduction in our ambulatory services revenue of approximately $2.5 million in 2017.

Health Reform. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to result in significant change across the healthcare industry. The most prominent of these reform efforts, the Health Reform Law, expands health insurance coverage through a combination of public program expansion and private sector health reforms. For example, the Health Reform Law expanded eligibility under existing Medicaid programs in states that have not opted out of Medicaid expansion provisions. Private health insurance market reforms include a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage. As currently structured, the Health Reform Law requires many health plans to cover certain preventive services designated by the U.S. Preventive Services Task Force, including screening colonoscopies.

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures and increased reimbursement opportunities in our medical transportation segment. However, the future of the Health Reform Law is uncertain following the 2016 federal elections. The newly elected president and certain members of Congress have stated their intent to repeal the Health Reform Laws but have not yet agreed upon specific proposals for any replacement reforms. The impact of repeal or changes to the Healthcare Reform Laws and any newly enacted reforms on the healthcare industry is unknown.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Recent Accounting Pronouncements

See Note 1 in the Notes to the Consolidated Financial Statements.

Critical Accounting Policies

Our accounting policies are described in the notes of our consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Principles of Consolidation

The consolidated financial statements include our accounts, our wholly owned subsidiaries and VIEs that we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

Agreements in our physician services segment with professional associations or corporations (PCs) provide that the term of the arrangements is permanent, subject only to termination by us, except in the case of gross negligence, fraud or bankruptcy by us. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by the Company in the majority of its physician practices regardless of the state the PC operates in. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee vs. appointed at our sole discretion. The nominee shareholder is a medical doctor who is generally a senior corporate employee for us. We have a contractual right to transfer the ownership of the PCs at any time to any person we designate as the nominee shareholder. We have the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. We have exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and have established guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of our wholly owned subsidiaries. Based on the provisions of these agreements, we have determined that the PCs are variable interest entities and that we are the primary beneficiary as defined in ASC 810 “Consolidations.”

Within our ambulatory services segment, consolidation of our LLCs and LPs is generally necessary as our wholly owned subsidiaries have primarily 51% or more of the financial interest, are generally the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LLCs and LPs and have control of the entities. The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances are eliminated. We also have ownership in LLCs and LPs that we do not consolidate, regardless of the existence of a variable interest, as we are not the primary beneficiary of these entities due to the lack of power to direct the activities that most significantly impact the entities' economic performance.

We identify and present ownership interests in subsidiaries held by noncontrolling parties within the equity section of our consolidated financial statements, but separately from our equity. However, in instances in which certain redemption features that are not solely within our control are present, classification of noncontrolling interests outside of permanent equity is required. The amounts of consolidated net income attributable to us and to the noncontrolling interests are identified and presented on the face of the consolidated statements of operations; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary is measured at fair value. Lastly, the cash flow impact of certain transactions with noncontrolling interests is classified within financing activities.

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of certain of our partnership and operating agreements from our ambulatory services segment to purchase the noncontrolling interests related to a majority of our partnerships. We believe that the likelihood of a future change in current law that would trigger such purchases was remote as of December 31, 2016, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Center profits and losses are allocated to our partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of our center partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of our consolidated partnerships are generally determined on a pre-tax basis. Total net earnings attributable to noncontrolling interests are presented after net earnings (loss). However, we consider the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings (loss) on which we must determine our tax expense. In addition, distributions from the partnerships are made to both our wholly owned subsidiaries and the partners on a pre-tax basis.

For all of our segments, the investments in unconsolidated affiliates in which we exert significant influence but do not control or otherwise consolidate are accounted for using the equity method. These investments are included as investments in unconsolidated affiliates in our consolidated balance sheets. Our share of the profits and losses from these investments are reported in equity in earnings of unconsolidated affiliates in our consolidated statements of operations. We monitor each investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and record a reduction in carrying value when necessary.

Revenue Recognition

Our revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services and medical transportation to patients of the healthcare facilities and communities we serve and from facility fees for the procedures performed at our surgery centers. Contract revenue represents income earned from our hospital customers to supplement payments from third-party payors.

Revenue is billed to patients for services provided, and we receive payments for these services from patients or third-party payors. Payments for services provided are generally less than our billed charges. We recognize fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. We also recognize revenue for services provided during the period but are not yet billed. We record revenue net of an allowance for contractual adjustments, which represents the net revenue we expect to collect from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries). These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs and historical cash collections (net of recoveries).

Our billing and accounting systems provide us historical trends of cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter.

Estimating net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided and the length of time it takes for collections to fully mature. In the period services are provided, we estimate gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, we estimate contractual allowances based on our contracted rates and historical or actual cash collections (net of recoveries), when available, and we estimate our provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual adjustments and provision for uncollectibles is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients we provide services to in the period are insured, and the contractual relationships with their payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. We periodically assess the estimates of unbilled revenue, contractual adjustments, provision for uncollectibles and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statements of operations in the period that the assessment is made.

Significant changes in payor mix, changes in contractual arrangements with payors, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our results of operations and cash flows. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Allowance for Contractual Adjustments, Provision for Uncollectibles and Bad Debt Expense

We manage accounts receivable by regularly reviewing our accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Our provision for uncollectibles includes our estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Assessment of actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles. We routinely test our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, for each facility or contract, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by us to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. We may also supplement our allowance for doubtful accounts policy by using a hindsight calculation that utilizes write-off data for all payor classes during the previous periods to estimate the allowance for doubtful accounts at a point in time. Material changes in estimate may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by us.

Due to the nature of our ambulatory services segment operations, we are required to separate the presentation of the bad debt expense on our consolidated statements of operations. We record the portion of our bad debts associated with our physician services segment and medical transportation segment as a component of net revenue in our consolidated statements of operations, and the remaining portion, which is associated with our ambulatory services segment, is recorded as a component of other operating expenses in our consolidated statements of operations. The bifurcation is a result of our ability to assess the ultimate collection of the patient service revenue associated with our ambulatory services segment before services are provided. Our ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. Bad debt expense for ambulatory services is included in other operating expenses and was $24.5 million, $21.3 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

While we believe that our allowances for contractual adjustments, provision for uncollectibles and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2016, 2015 and 2014, we had no significant adjustments to our allowances for contractual adjustments, provisions for uncollectibles and bad debt expense related to prior periods. At December 31, 2016 and 2015, our allowances for doubtful accounts were $652.2 million and $167.4 million, respectively. The significant increase in the allowance is primarily a result of the Merger and the related higher concentration of uninsured patients from EHH's historical business mix and the operations from recent acquisitions completed by AmSurg during 2016.

Business Combinations

We record tangible and intangible assets acquired and liabilities assumed in business combinations under the acquisition method of accounting. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired and liabilities assumed to goodwill. If the fair value of the assets acquired exceeds our purchase price, the excess is recognized as a gain. Significant management judgments and assumptions are required in determining the fair value of acquired assets and liabilities, particularly acquired intangible assets. The valuation of purchased intangible assets is based upon estimates of the future performance and cash flows from the acquired business. Each asset is measured at fair value from the perspective of a market participant. If different assumptions are used, it could materially impact the purchase price allocation and adversely affect our results of operations and financial condition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Intangible Assets

Goodwill is evaluated annually for impairment during our fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (DCF) analysis. The cash flows are projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. The cash flows projected are then used as the basis for projecting cash flows for the remaining years in our model. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within the reporting unit. The variables within the discount rate, many of which are outside of our control, provide our best estimate of all assumptions applied within the model.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

Our annual impairment test as of October 1, 2016 evaluated the allocated goodwill related to each of our reporting units, which were the former ambulatory services segment and the former physician services segment of AmSurg. Our analysis determined that it was not necessary to recognize impairment in our indefinite-lived intangibles as the fair value of our reporting units were substantially in excess of their carrying value. To perform this evaluation, we obtained valuations at the reporting unit level prepared by third-party valuation specialists which utilized a combination of the income, market and cost approaches to determine an estimated fair value.

Due to the Merger, and as a result of purchase accounting, the book value of the indefinite-lived intangibles acquired associated with our physician services and medical transportation segments were recorded at fair value as of the acquisition date. As a result, the excess of fair value over carrying value of the indefinite-lived intangibles as of December 31, 2016 is not significant. Therefore, subsequent period declines in operating results of our physician services segment and medical transportation segment could result in potential impairment of the indefinite-lived intangibles associated with these segments.

In order for the estimated fair values to decrease below the carrying values for all of our reporting units, we would need to experience a significant decrease in future profitability projections coupled with a significant increase in the weighted average cost of capital, both of which we believe is unlikely to occur during the year ended December 31, 2017.

We test our finite-lived intangibles, other than goodwill, for impairment whenever events or circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Our policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value. To determine whether it is more likely than not that the carrying amount may not be recoverable, we assessed various factors including, but not limited to, our financial performance, any contemplated strategic changes to our lines of business, or any changes to the macroeconomic environment in which we operate. During the year ended December 31, 2016, there were no events or circumstances that indicated a potential impairment in our finite-lived intangibles.

We evaluate our indefinite-lived intangibles, which consist primarily of trade names, for impairment at least on an annual basis. Impairment of the carrying value will also be evaluated more frequently if certain indicators are encountered. Indefinite-lived intangibles are required to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount, including indefinite-lived intangibles. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived intangibles of the reporting unit are not considered to be impaired.

Following the completion of the Merger, we made a strategic decision to re-brand our physician services under the "Envision Healthcare" name to focus on the broader suite of solutions that we can provide our customers. As a result, the Sheridan trade name will no longer be used to market our physician services. This change triggered an impairment charge of $218.0 million on December

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

1, 2016 and converted the Sheridan trade name to a finite asset with an estimated fair value of $10.0 million, which we began amortizing in the fourth quarter of 2016. We estimated the fair value of the Sheridan trade name based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables. We base our fair value estimates on market participant assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.

Accrued Professional Liabilities

Given the nature of the services we provide, we are subject to professional, automobile and general liability claims and related lawsuits in the ordinary course of business. We maintain insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional, automobile and general liability loss risks are being provided by a third-party insurer that is fully reinsured by our wholly owned captive insurance companies. In addition, our wholly owned captives provide coverage for a substantial portion of our employee workers' compensation claims. The assets, liabilities and results of operations of our wholly owned captive insurance company subsidiaries are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third-party insurers for certain of our owned practices and certain of our employed and affiliated physicians.

Our reserves for our professional, automobile and general liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of these liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically re-evaluate our accruals for our professional, automobile and general liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Results of Operations

Our consolidated statements of operations include the results of our physician services, medical transportation and ambulatory services segments. Our revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services and medical transportation to patients of the healthcare facilities and communities we serve and from facility fees for the procedures performed at our surgery centers. Contract revenue represents income earned from our hospital customers to supplement payments from third-party payors.

Factors Impacting Revenues

Our revenues are influenced by national surgery trends, hospital specific factors and other factors affecting patient needs for medical services. National surgery trends can change based on changes in patient utilization, population growth and demographics, weather related disruptions as well as general economic factors. Hospital-specific elements include changes in local availability of alternative sites of care to the patient, changes in surgeon utilization of the facility, construction and regulations that affect patient flow through the hospital. We believe patient utilization can be affected by changes in the portion of medical costs for which the patients themselves bear financial responsibility, by general economic conditions and by other factors.

Factors Impacting Operating Expenses

Salaries and benefits expense is the most significant expense associated with our physician services segment and includes compensation and benefits for our employed and affiliated physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician practices. Our insurance expense includes provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third-party, as well as actual direct costs, including investigation and defense costs, and other costs related to insured liabilities. We plan to continue to expand our investment in administrative support initiatives to support our planned future growth.

Our medical transportation segment expenses consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services and costs related to accident and insurance claims. Our operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed and include: clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of surgery centers we own and manage and tends to grow in proportion to the growth in our number of surgery centers in operation. We also incur operating expenses resulting from our corporate oversight function, which includes salaries and benefits of our operators and administrative support infrastructure. Our surgery centers also incur costs that are more fixed in nature, such as lease expense, property taxes, utilities and depreciation and amortization.

Our depreciation expense primarily relates to charges for medical equipment, vehicle fleet and leasehold improvements. Amortization expense primarily relates to intangible assets recorded for customer relationships, computer software and other technologies arising from acquisitions that we have made.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

Income Tax Expense

The effective tax rate on pre-tax earnings (loss) as presented in the statements of operations is typically lower due to the inclusion of noncontrolling interests. However, after removing the earnings attributable to noncontrolling interests, our adjusted effective tax rate, excluding discrete items, generally increases to approximately 40%. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Noncontrolling interests

Profits and losses are allocated to our noncontrolling partners in proportion to their individual ownership percentages and reflected in the aggregate as total net earnings attributable to noncontrolling interests. The noncontrolling partners are typically organized as general partnerships, LPs or LLCs that are not subject to federal income tax. Each noncontrolling partner shares in the pre-tax earnings or loss of the entity of which it is a partner. Accordingly, net earnings attributable to the noncontrolling interests in each of our LPs and LLCs are generally determined on a pre-tax basis, and pre-tax earnings are presented before net earnings attributable to noncontrolling interests have been subtracted.

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of revenues for the years ended December 31, 2016, 2015 and 2014. The operating results of EHH are included in our operating results effective December 1, 2016 and the operating results of Sheridan are included in our operating results effective July 16, 2014.

	2016	2015	2014
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	57.8	51.4	43.1
Supply cost	5.5	7.2	10.1
Insurance expense	2.4	2.2	1.8
Other operating expenses	12.6	13.1	15.5
Transaction and integration costs	2.2	0.3	2.1
Impairment charges	6.0	—	—
Depreciation and amortization	4.1	3.8	3.7
Total operating expenses	90.6	78.0	76.3
Net gain on disposals and deconsolidations	0.2	1.4	0.2
Equity in earnings of unconsolidated affiliates	0.6	0.6	0.4
Operating income	10.2	24.1	24.3
Interest expense, net	3.9	4.7	5.1
Debt extinguishment costs	0.8	—	1.0
Other income, net	—	—	—
Earnings from continuing operations before income taxes	5.5	19.3	18.1
Income tax expense (benefit)	—	4.4	3.0
Net earnings from continuing operations	5.6	14.9	15.2
Net loss from discontinued operations	—	—	(0.1)
Net earnings	5.6	14.9	15.1
Less net earnings attributable to noncontrolling interests	6.1	8.5	11.8
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(0.5)%	6.4%	3.3%

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We experienced significant changes in our consolidated operations during the year ended December 31, 2016 primarily due to the following factors:

•	our operating results for the year ended December 31, 2016 include the operating results of EHH from December 1, 2016 through December 31, 2016;

•	transaction costs associated with the Merger;

•	additional interest expense and related charges associated with the debt refinancing completed as part of the Merger;

•	we completed acquisitions in both our physician services and ambulatory services segments; and

•	we experienced a positive increase in our same contract organic and same center growth during 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Net revenue increased $1.13 billion, or 44.0%, to $3.70 billion in 2016 from $2.57 billion in 2015. Our consolidated net revenue was impacted during 2016 primarily by the following:

•
an increase of $892.9 million associated with our physician services segment driven primarily by completed acquisitions in 2015 and 2016, increases in our same-contract growth, the consolidation of a partnership previously accounted for as an equity method investment and contribution from the Merger;

•	an increase of $198.1 million associated with the addition of our medical transportation segment due to the Merger on December 1, 2016; and

•	an increase of $38.1 million associated with our ambulatory services segment driven primarily by completed acquisitions in 2015 and 2016 and increases in our same-center growth.

Operating income decreased $241.2 million, or 39.1%, to $376.3 million during the year ended December 31, 2016, from $617.5 million in 2015. Our operating income was impacted during the year ended December 31, 2016 primarily due to the following:

•
a decrease of $195.0 million resulting substantially from the impairment charges experienced by our physician services segment associated with the Merger of approximately $221.3 million. The impairment charges primarily relate to our decision to rebrand our physician services segment and cease the use of the Sheridan trade name which occurred during the fourth quarter of 2016. See Notes 4 and 9 in Item 8 for additional information. This decrease was offset by additional operating income due to the Merger and acquisitions completed during 2015 and 2016;

•	an increase of $6.4 million associated with the addition of our medical transportation segment due to the Merger;

•	a decrease of $52.6 million associated our ambulatory services segment as the result of deconsolidation activity offset in part by the operations of recent acquisitions and same-center growth; and

•	total charges of $80.0 million related to transaction and integration charges and $73.8 million directly related to the Merger.

As a percentage of our consolidated net revenue, our physician services segment represented approximately 60% for the year ended December 31, 2016 as compared to 52% for the year ended December 31, 2015. As a result, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

We recorded $30.3 million as debt extinguishment costs as a result of the Merger during the year ended December 31, 2016. The debt extinguishment costs incurred relate to the refinancing for the Merger. See Note 12 in Item 8 for additional information.

Net interest expense increased to $142.4 million in the year ended December 31, 2016 from $121.5 million in 2015, primarily as a result of increased borrowings related to the Merger and to fund acquisitions during 2016. See “- Liquidity and Capital Resources” for additional information.

We recognized an income tax benefit of $0.9 million for the year ended December 31, 2016, compared to income tax expense of $113.8 million in the year ended December 31, 2015. Our reduction in tax expense for the year ended December 31, 2016, a significant portion of which is deferred, is due to the tax impact of an impairment charge related to the Sheridan trade name, as well as significant transaction costs and debt extinguishment costs associated with the Merger. In addition, we released certain valuation allowances we had previously established against net operating loss carryforwards as a result of the occurrence of specific transactions during the year.

Noncontrolling interests in net earnings for the year ended December 31, 2016 increased $5.9 million from the year ended December 31, 2015, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

We experienced significant changes in our consolidated operations during 2015 and 2014 primarily due to the following factors:

•
our operating results for the year ended December 31, 2015 include the operating results of Sheridan for a full fiscal year, whereas prior year results only include Sheridan from July 16 through December 31, 2014;

•	we incurred additional interest expense associated with the debt financing consummated in July of 2014 to complete the acquisition of Sheridan;

•	we completed acquisitions in both our ambulatory services and physician services segments; and

•	we experienced a positive increase in our same center and same contract organic growth during the current year.

Net revenue increased $945.0 million, or 58.3%, to $2.57 billion in 2015 from $1.62 billion in 2014. Our consolidated net revenue was impacted during 2015 primarily due to the following:

•	an increase of $824.8 million associated with the acquisition of Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $120.2 million associated with our ambulatory services segment.

Operating income increased $223.1 million, or 56.6%, to $617.5 million during the year ended December 31, 2015, from $394.4 million in 2014. Our operating income was impacted during the year ended December 31, 2015 primarily due to the following:

•	an increase of $100.1 million associated with the acquisition of Sheridan and subsequent acquisitions in our physician services segment; and

•	an increase of $123.0 million associated with results from our ambulatory services segment which includes a $39.8 million increase in the net gain on deconsolidations.

Net interest expense increased to $121.5 million in the year ended December 31, 2015 from $83.3 million in 2014, primarily due to having the full year impact of the increased indebtedness which resulted due to the financings consummated during 2014 to complete the acquisition of Sheridan. In addition, during 2014 we recorded $12.8 million in interest expense in the accompanying statements of operations related to fees paid to obtain a commitment for bridge financing in order to effect the Sheridan transaction. During 2014, we were able to obtain permanent financing and therefore expensed the commitment fee. See “- Liquidity and Capital Resources.” for additional information.

On July 3, 2014, we redeemed our senior secured notes due 2020 (the Senior Secured Notes) and terminated our obligation under our revolving credit facility utilizing proceeds received from our common and preferred stock offerings. As a result, we recognized debt extinguishment costs of $16.9 million, which included an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes and the write-off of net deferred loan costs of approximately $4.5 million primarily related to the existing revolving credit facility.

We recognized income tax expense of $113.8 million for the year ended December 31, 2015, compared to $48.1 million in the year ended December 31, 2014. Our increase in tax expense for the year ended December 31, 2015 is due to having a full twelve months of operating activity from our physician services segment as compared to approximately six months in the prior year and due to the reduction in transaction cost in the current year, which were higher in the prior year due to the acquisition of Sheridan. Our effective tax rate during the year ended December 31, 2015 was approximately 23% of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. For the year ended December 31, 2015, our adjusted effective tax rate was approximately 41%.

Noncontrolling interests in net earnings for the year ended December 31, 2015 increased $27.1 million from the year ended December 31, 2014, primarily as a result of noncontrolling interests in earnings at surgery centers recently added to operations. Due to the inclusion of Sheridan's revenue in the years ended December 31, 2015 and 2014, noncontrolling interests in earnings as a percentage of revenues decreased to 8.5% during 2015 from 11.8% during 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Segment

Our physician services segment represents the combination of the historical physician services segment from AmSurg and the physician services segment from EHH. We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods less the amount of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth during the year ended December 31, 2016.

	2016	2015
Contribution to Net Revenue Growth:
Same contract	4.9%	7.5%
New contract	1.3	2.0
Acquired contract and other (1)	34.5	14.9
EHH physician services (2)	26.1	—
Total net revenue growth	66.8%	24.4%

Same contract revenue growth (3)	6.3%	9.9%

(1)	Includes net revenue growth related to the consolidation on July 1, 2016 of a previously unconsolidated affiliate of 5.5% in the year ended December 31, 2016.

(2)	The table above only includes results of EHH for the period December 1, 2016 (the date of the Merger) through December 31, 2016.

(3)	Amount excludes the one month impact from EHH.

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Year Ended December 31, 2016 (1)		Year Ended December 31, 2015		July 16, 2014 - December 31, 2014 (2)
Net revenue	$2,229.7	100.0%	$1,336.8	100.0%	$512.0	100.0%
Operating expenses:
Salaries and benefits	1,632.5	73.2	947.2	70.9	357.6	69.8
Supply cost	6.2	0.3	2.4	0.2	1.3	0.3
Insurance expense	77.2	3.5	50.0	3.7	21.8	4.3
Other operating expenses	164.4	7.4	95.3	7.1	27.9	5.4
Transaction and integration costs	49.0	2.2	6.6	0.5	4.9	1.0
Impairment charges	221.3	9.9	—	—	—	—
Depreciation and amortization	101.4	4.5	61.7	4.6	25.6	5.0
Total operating expenses	2,252.0	101.0	1,163.2	87.0	439.1	85.8
Net loss on disposals and deconsolidations	—	—	(6.5)	(0.5)	—	—
Equity in earnings of unconsolidated affiliates	4.1	0.2	9.7	0.7	3.8	0.7
Operating income (loss)	$(18.2)	(0.8)%	$176.8	13.2%	$76.7	15.0%

(1)	The table above only includes results of EHH for the period December 1, 2016 (the date of the Merger) through December 31, 2016.

(2)	On July 16, 2014, we completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

We evaluate our physician services revenue net of contractual adjustments and provisions for uncollectible charges. Payors generally receive discounts from standard charges, which we refer to as contractual adjustments. In addition, patients our physicians serve may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at our locations. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and from whom we cannot collect full compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table summarizes our approximate payor mix as a percentage of net revenue and patient encounters for the periods indicated.

	Percentage of Net Revenue		Percentage of Total Volume
	Year Ended December 31,		Year Ended December 31,
	2016 (1)	2015	2016	2015
Medicare	15%	13%	33%	36%
Medicaid	6	5	22	22
Commercial and managed care	68	71	34	33
Self-pay	1	1	11	9
Net fee for service revenue	90%	90%	100%	100%
Contract and other revenue	10	10
Net revenue for physician services	100%	100%

(1)	On December 1, 2016, we completed the Merger. The table above includes EHH's results for the period December 1, 2016 through December 31, 2016.

Year Ended December 31, 2016 Compared to December 31, 2015

Physician services net revenue increased $892.9 million, or 66.8%, to $2.23 billion in the year ended December 31, 2016 from $1.34 billion in the year ended December 31, 2015. During the year ended December 31, 2016, compared to the prior year, our total growth in net revenue of our physician services segment resulted primarily from the Merger, which represented $347.9 million, and from physician practices acquired in 2015 and 2016, which contributed approximately $382.5 million. In addition, during the year ended December 31, 2016, we experienced an increase in net revenue as a result of same-contract growth which contributed approximately $66.1 million. We also experienced an increase in revenue of $74.1 million in the year ended December 31, 2016 due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016. Our same-contract revenue growth was 6.3% for the year ended December 31, 2016, which is reflective of a 3.7% increase in patient encounters and a 2.6% increase in revenue per patient encounter.

Salaries and benefits increased by $685.3 million, or 72.4%, to $1.63 billion in the year ended December 31, 2016 from $947.2 million in the year ended December 31, 2015. The percentage increase during the year ended December 31, 2016 is primarily due to increased compensation costs resulting from the Merger, which contributed $274.1 million, and both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. During 2016, EHH's physician services salaries and benefits as a percentage of revenue were approximately 78%. In 2017 we expect our compensation expense to trend closer to this level as a result of the Merger.

Insurance expense increased $27.2 million, or 54.4%, to $77.2 million in the year ended December 31, 2016 from $50.0 million in the year ended December 31, 2015. The percentage increase is primarily due to the Merger and acquisitions completed during the latter half of 2015 and during 2016.

During the year ended December 31, 2016, we recognized income of approximately $2.6 million in other operating expenses associated with the net change in fair value of contingent consideration. During the year ended December 31, 2015, we recognized expense of approximately $8.8 million in other operating expenses associated with the net change in fair value of contingent consideration.

Transaction costs were approximately $49.0 million for the year ended December 31, 2016 and $6.6 million for the year ended December 31, 2015. The increased costs resulted primarily from the Merger and from our acquisition of physician practices.

Impairment charges incurred during the year ended December 31, 2016 associated with the Merger of approximately $221.3 million relate to our decision to rebrand our physician services segment and cease the use of the Sheridan trade name, which occurred during the fourth quarter of 2016.

Depreciation and amortization for our physician services segment includes approximately $94.3 million of amortization for the year ended December 31, 2016 and $59.1 million for the year ended December 31, 2015 resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the year ended December 31, 2016 compared to the prior year period is a result of the Merger and other acquisitions completed in 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Equity in earnings of unconsolidated affiliates decreased $5.6 million to $4.1 million in the year ended December 31, 2016 compared to earnings of $9.7 million during the year ended December 31, 2015 due to the consolidation of a previously unconsolidated entity.

Year Ended December 31, 2015 Compared to the Period from July 16 through December 31, 2014

Physician services net revenue increased $824.8 million, or 161.1%, to $1.34 billion in the year ended December 31, 2015 from $512.0 million during the period July 16, 2014 through December 31, 2014. During the year ended December 31, 2015, compared to the prior year period, our total growth in net revenue of our physician services segment resulted primarily from having a full year's results in 2015. Our same-contract revenue growth was 9.9% for the year ended December 31, 2015, which is reflective of a 4.8% increase in patient encounters and a 5.1% increase in revenue per patient encounter.

Salaries and benefits increased by $589.6 million, or 164.9%, to $947.2 million in the year ended December 31, 2015 from $357.6 million during the period July 16, 2014 through December 31, 2014. Salaries and benefits expense is generally higher in the first quarter due to the concentration of additional payroll taxes and other employee benefits which is not included in prior year's results since the acquisition of Sheridan was after the first quarter of 2014.

Insurance expense increased by $28.2 million, or 129.4%, to $50.0 million in the year ended December 31, 2015 from $21.8 million during the period July 16, 2014 through December 31, 2014. The increase is primarily due to having a full period's operations in 2015 and the addition of acquisitions completed in 2015.

During the year ended December 31, 2015, we recognized approximately $8.8 million in other operating expenses associated with the net change in fair value of contingent consideration which related to acquisitions completed during the year ended December 31, 2014.

During the year ended December 31, 2015, we incurred approximately $6.6 million of transaction costs associated with our acquisition of physician practices compared to $4.9 million incurred during the prior year period.

Depreciation and amortization for our physician services segment includes approximately $59.1 million of amortization for the year ended December 31, 2015 resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. During the period July 16, 2014 through December 31, 2014 depreciation and amortization for our physician services segment included approximately $24.6 million of amortization. The increase in amortization associated with customer relationships with hospitals during the year ended December 31, 2015 compared to the prior year period is a result of acquisitions completed subsequent to the acquisition of Sheridan.

We recognized a loss on deconsolidation of $6.6 million during the year ended December 31, 2015 as a result of the deconsolidation of certain contracts which we contributed to one of our unconsolidated investments.

Equity in earnings of unconsolidated affiliates increased to $9.7 million in the year ended December 31, 2015 compared to $3.8 million for the year ended December 31, 2014 primarily due to the growth in operations of our investments in unconsolidated affiliates and due to the additional contracts contributed to and established within these investments during the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Medical Transportation Segment

EHH's medical transportation business was contributed as part of the Merger and now represents our medical transportation segment. Since the Merger was completed on December 1, 2016, we have not included financial information for the single month's operations as it is not significant and would not be representative of the business as a whole. The majority of our medical transportation segment net revenue was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, and is based on billings to third-party payors, healthcare facilities and patients. During 2016, we provided services in 38 states and the District of Columbia by utilizing our fleet of over 6,800 vehicles that operate out of more than 280 bases, and treated and transported approximately 5.0 million patients. As of December 31, 2016, we had more than 4,100 contracts and arrangements with communities, government agencies, healthcare providers and insurers to provide ambulance transport services.

The balance of our medical transportation segment net revenue is derived from direct billings to communities and government agencies, including FEMA, for the provision of training, dispatch centers and other services. Our medical transportation segment measures for transport net revenue include:

•
Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and to measure certain costs of the business. Excluded from our transport data are transports which are brokered through our managed transportation business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses, we weight our transport numbers by category in an effort to better measure net revenue and costs. In calculating “weighted transports,” each wheelchair transport is not counted as a full transport, as we apply a discount factor to reflect differences in reimbursement rates for and associated costs of providing such services.

•
Net revenue per transport. Net revenue per transport reflects the expected net revenue for each transport based on gross billings less provisions for contractual discounts and estimated uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

The change from period to period in the number of transports and net revenue per transport is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions affecting the need for emergency transports. The general community conditions may include (i) the timing, location and severity of influenza, allergens and other annually recurring viruses, (ii) severe weather that affects a region’s health status and/or infrastructure and (iii) community-specific demographic changes.

The costs we incur in our medical transportation segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. Our key cost measures include:

•
Unit hours and cost per unit hour. Our measurement of a unit hour is based on a fully staffed ambulance or wheelchair van for one operating hour. We use unit hours and cost per unit hour to measure compensation-related costs and the efficiency of our deployed resources. We monitor unit hours and cost per unit hour on a combined basis, as well as on a segregated basis between ambulance and wheelchair transports.

•
Operating costs per transport. Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs, but excluding compensation-related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

•
Accident and insurance claims. We monitor the number and magnitude of all accident and insurance claims in order to measure the effectiveness of our risk management programs. Depending on the type of claim (workers compensation, auto, general or professional liability), we monitor our performance by utilizing various bases of measurement, such as net revenue, miles driven, number of vehicles operated, compensation dollars, and number of transports.

We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of equipment to reduce lifting injuries and other risk mitigation processes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Our medical transportation segment requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, medical equipment, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Ambulatory Services Segment

The following table presents the number of procedures performed at our continuing surgery centers and changes in the number of ASCs in operation, under development and under letter of intent for the years ended December 31, 2016, 2015 and 2014. An ASC is deemed to be under development when a LLC or LP has been formed with the physician partners to develop the ASC.

	2016	2015	2014
Procedures performed during the period at consolidated surgery centers	1,721,399	1,729,262	1,645,350
Surgery centers in operation, end of period (consolidated)	238	236	237
Surgery centers in operation, end of period (unconsolidated)	22	21	9
Average number of continuing surgery centers in operation (consolidated)	237	238	233
New surgery centers added, during period	8	11	10
Surgery centers merged into existing centers, during period	1	—	1
Surgery centers disposed, during period	4	—	6
Surgery centers under development, end of period	—	1	2
Surgery centers under letter of intent, end of period	3	5	5
Surgical hospitals in operation at end of period (unconsolidated)	1	1	—
Average revenue per consolidated surgery center (in millions)	$5.4	$5.2	$4.8
Same-center revenues increase (consolidated)	4.3%	6.0%	0.7%

Of the continuing centers in operation at December 31, 2016, 155 centers performed gastrointestinal endoscopy procedures, 57 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2016 same-center group, comprising 223 centers and constituting approximately 94% of our total number of consolidated centers, increased by 4.3% during the year ended December 31, 2016 compared to 2015.

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	December 31,
	2016		2015		2014
Net revenue	$1,268.2	100.0%	$1,230.1	100.0%	$1,109.9	100.0%
Operating expenses:
Salaries and benefits	390.6	30.8	372.2	30.3	341.9	30.8
Supply cost	191.8	15.1	181.8	14.8	163.0	14.7
Insurance expense	6.6	0.5	6.9	0.6	7.5	0.7
Other operating expenses	252.9	19.9	240.6	19.6	222.8	20.1
Transaction and integration costs	27.3	2.2	1.8	0.1	29.0	2.6
Depreciation and amortization	36.2	2.9	35.8	2.9	34.7	3.1
Total operating expenses	905.4	71.4	839.1	68.2	798.9	72.0
Net gain on deconsolidations	5.7	0.4	43.2	3.5	3.4	0.3
Equity in earnings of unconsolidated affiliates	19.6	1.5	6.5	0.5	3.3	0.3
Operating income	$388.1	30.6%	$440.7	35.8%	$317.7	28.6%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Ambulatory services revenues increased $38.1 million, or 3.1%, to $1.27 billion, in the year ended December 31, 2016 from $1.23 billion in 2015. Our ambulatory services revenues during the year ended December 31, 2016 were impacted primarily by the following factors:

•
revenue growth of $48.2 million for the year ended December 31, 2016 recognized by our 2016 same-center group, reflecting a 4.3% increase in our 2016 same-center group attributable to a 2.5% increase in procedures and a 1.8% increase in revenue per procedure;

•	centers acquired in 2015, which contributed $34.2 million of additional revenues in the year ended December 31, 2016, due to a full year of contribution in 2016;

•	centers acquired or opened in 2016, which generated $14.3 million in revenues during the year ended December 31, 2016;

•
reduced revenue recognized during the year ended December 31, 2016 of $52.3 million resulting from the deconsolidation of centers previously consolidated as we sold all or a portion of our ownership interest. The deconsolidated centers represented a reduction of 80,124 procedures reported during the year ended December 31, 2015. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•	reduced revenue recognized during the year ended December 31, 2016 of $7.6 million resulting from the disposal of centers that had a full year of operations during the year ended December 31, 2015.

Salaries and benefits expense increased by $18.4 million, or 4.9%, to $390.6 million in the year ended December 31, 2016 from $372.2 million in 2015. The increase was primarily a result of staffing expense at newly acquired and developed centers, as well as the additional staffing required at existing centers.

Supply cost increased $10.0 million, or 5.5%, to $191.8 million in the year ended December 31, 2016 from $181.8 million in the year ended December 31, 2015. The increase was primarily due the additional supply cost of centers acquired or opened in 2016.

Other operating expenses increased $12.3 million, or 5.1%, to $252.9 million in the year ended December 31, 2016 from $240.6 million in the year ended December 31, 2015. The additional expense in 2016 resulted primarily from the following factors:

•	an increase of $14.6 million in other operating expenses at our 2016 same-center group in the year ended December 31, 2016;

•	centers acquired during 2015, which resulted in an increase of $5.0 million in other operating expenses in the year ended December 31, 2016;

•	centers acquired or opened during 2016, which resulted in an increase of $2.6 million in other operating expenses in the year ended December 31, 2016;

•	reduced operating expense during the year ended December 31, 2016 of $11.0 million resulting from the deconsolidation of centers that were previously consolidated;

•	reduced operating expense during the year ended December 31, 2016 of $2.2 million resulting from the disposal of centers that had a full year of operations during the year ended December 31, 2015.

Depreciation and amortization expense increased $0.4 million, or 1.1%, in the year ended December 31, 2016, primarily as a result of centers acquired or opened during 2015 and 2016.

Equity in earnings of unconsolidated affiliates was $19.6 million in the year ended December 31, 2016 compared to $6.5 million in 2015. The increase during the year ended December 31, 2016, is due to the consummation of one equity method investment completed during the year ended December 31, 2016, and five separate equity method investments completed during the year ended December 31, 2015. Each of these investments is jointly owned by a health system and us. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a noncontrolling interest in three additional centers and one surgical hospital which were contributed by the health systems.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Ambulatory services revenues increased $120.1 million, or 10.8%, to $1.23 billion, in the year ended December 31, 2015 from $1.11 billion in 2014. During the year ended December 31, 2015, our ambulatory services revenues were primarily impacted by the following factors:

•	centers acquired in 2014, which contributed $37.7 million of additional revenues in the year ended December 31, 2015 due to having a full period of operations in 2015;

•	centers acquired or opened in 2015, which generated $45.3 million in revenues during the year ended December 31, 2015;

•
revenue growth of $60.4 million for the year ended December 31, 2015 recognized by our 2015 same-center group, reflecting a 6.0% increase in our 2015 same-center group attributable to a 2.0% increase in procedures and a 4.0% increase in revenue per procedure; and

•
reduced revenue recognized during the year ended December 31, 2015 of $23.7 million resulting from the deconsolidation of centers which we sold all or a portion of our ownership interest in that were previously consolidated in 2014. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations.

Salaries and benefits expense increased by $30.2 million, or 8.8%, to $372.1 million in the year ended December 31, 2015 from $341.9 million in 2014. The increase was primarily a result of staffing at newly acquired and developed centers, as well as the additional staffing required at existing centers. Salaries and benefits declined as a percentage of revenue primarily due to the increase in our same center revenue during the year ended December 31, 2015.

Supply cost increased $18.8 million, or 11.5%, to $181.8 million in the year ended December 31, 2015 from $163.0 million in the year ended December 31, 2014. The increase was primarily due the additional supply cost of centers acquired or opened in 2015.

Other operating expenses increased $17.2 million, or 7.5%, to $247.5 million in the year ended December 31, 2015 from $230.3 million in the year ended December 31, 2014. The additional expense in 2015 resulted primarily from:

•	an increase of $9.9 million in other operating expenses at our 2015 same-center group in the year ended December 31, 2015;

•	centers acquired during 2014, which resulted in an increase of $7.2 million in other operating expenses in the year ended December 31, 2015;

•	centers acquired or opened during 2015, which resulted in an increase of $6.9 million in other operating expenses in the year ended December 31, 2015; and

•	reduced operating expense during the year ended December 31, 2015 of $4.5 million resulting from the deconsolidation of centers that were consolidated in 2014.

Depreciation and amortization expense increased $1.2 million, or 3.4%, in the year ended December 31, 2015, primarily as a result of centers acquired or opened during 2014 and 2015.

Equity in earnings of unconsolidated affiliates was $6.5 million in the year ended December 31, 2015 compared to $3.2 million in 2014. The increase during the year ended December 31, 2015, is due to the consummation of five separate equity method investments. As a result of these investment transactions, we contributed our controlling interest in nine centers in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and us. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a noncontrolling interest in three additional centers and one surgical hospital which were contributed by the health systems.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by the operating activities of our subsidiaries. We and our subsidiaries also have the ability to use the ABL Facility, described below, to supplement cash flows provided by our operating activities for strategic or operating purposes. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, acquisitions and capital expenditures.

Cash and cash equivalents at December 31, 2016 and December 31, 2015 were $331.6 million and $106.7 million, respectively. The table below summarizes cash flow information derived from our statements of cash flows for the years ended December 31, 2016, 2015 and 2014 (in millions).

	Year Ended December 31,
	2016	2015	2014
Net cash provided by (used in):
Operating activities	$419.8	$538.0	$424.8
Investing activities	(303.7)	(1,016.8)	(2,225.1)
Financing activities	108.8	377.4	1,957.6

Operating activities. Net cash provided by operating activities for the year ended December 31, 2016 was $419.8 million, compared to $538.0 million for the year ended December 31, 2015. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the year ended December 31, 2016 was $191.9 million, compared to $323.1 million for the year ended December 31, 2015. Cash flows from operations during the year ended December 31, 2016 were impacted by the following payments, receipts and other working capital changes:

•	income tax payments of $98.6 million, which was $24.0 million higher in 2016 compared to 2015;

•	an increase in days revenue outstanding in our physician services segment;

•	transaction costs paid related to the Merger of $101.1 million, which includes certain accrued transaction costs of EHH included in its opening balance sheet; and

•	the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving certain performance goals for the year ended December 31, 2016.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 15 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2016, our physician services segment's net accounts receivable represented 63 days of revenue outstanding, excluding the impact of EHH's results, which is an increase from 55 days outstanding at December 31, 2015. The increase is due in part to recent acquisitions completed during the year ended December 31, 2016, as it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized. In addition, we are currently migrating the billing of certain contracts to new billing systems which we expect will improve efficiency in the billing cycle during 2017. As a result of this process, we are experiencing expected delays in our collections. At December 31, 2016 and 2015, our ambulatory services segment net accounts receivable represented 33 and 34 days of revenue outstanding, respectively.

As of December 31, 2016, we had $94.6 million of restricted cash and available-for-sale securities which are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash used in investing activities was $303.7 million for the year ended December 31, 2016 compared to $1.02 billion for the year ended December 31, 2015. The change was primarily related to the decrease in cash used to fund acquisitions and capital expenditures.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

During the year ended December 31, 2016, we had total acquisition and capital expenditures of $493.8 million, which included:

•	$355.0 million for the acquisition of physician practices;

•	$39.4 million for the acquisition of interests in surgery centers; and

•	$100.9 million for new or replacement property, including $1.4 million in new capital leases.

Financing activities. Net cash provided by financing activities was $108.8 million for the year ended December 31, 2016 compared to $377.4 million for the year ended December 31, 2015. For the year ended December 31, 2016, we had net proceeds from long-term borrowings of $447.1 million, which included gross proceeds of $4.51 billion and payments of $4.06 billion primarily related to the refinancings related to the Merger. See below for further details.

During the year ended December 31, 2016, we received approximately $0.7 million from the exercise of stock options under our employee stock incentive plans and the tax benefit received from the exercise of those options and restricted stock that vested was approximately $3.9 million. During the year ended December 31, 2016, we repurchased approximately 83,000 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $6.1 million, to cover payroll withholding taxes in accordance with the restricted stock agreements. During the year ended December 31, 2015, we repurchased 67,000 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $3.7 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

Our mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends began to accrue from the date of issuance and, to the extent lawful and declared by our board of directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During the year ended December 31, 2016, our Board of Directors declared four dividend payments each totaling $1.3125 per share in cash, or $2.3 million each, totaling $9.1 million. The dividend declared in November 2016 was funded to the paying agent at December 31, 2016 and was paid on January 1, 2017 to stockholders of record as of December 15, 2016.

Pursuant to the Merger, we issued 62,582,161 shares of common stock to the former stockholders of EHH, which represented the conversion of all outstanding common stock of EHH as of December 1, 2016 pursuant to the terms of the of the merger agreement.

During December 2015, we issued 5,835,000 shares of our common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $19.1 million. Net proceeds were used to repay a portion of our revolving credit facility, to fund a portion of the acquisitions completed during the year ended 2015 and for general corporate purposes.

On July 16, 2014, we completed the acquisition of Sheridan in a cash and stock transaction valued at approximately $2.35 billion. To fund the transaction, we completed offerings of common stock and mandatory convertible preferred stock on July 2, 2014, which resulted in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of estimated transaction fees, were approximately $421.3 million and $166.6 million, respectively.

As of December 31, 2016, we had total indebtedness, including capital leases, of $5.95 billion, including $3.50 billion of term loans that mature in 2023, $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $54.6 million of other long-term indebtedness. As of December 31, 2016, there were no borrowings under our ABL Facility.

Term Loan B - 2023

As a result of the Merger, on December 1, 2016, we incurred term loan borrowings in an aggregate principal amount of $3.50 billion that mature on December 1, 2023 by assuming the term loan borrowings made in connection with the Merger through a wholly owned finance subsidiary of EHH immediately prior to the consummation of the Merger. The Term Loan B - 2023 under the Term Loan Facility bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At December 31, 2016, we had approximately $0.8 million in accrued interest associated with the Term Loan B - 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

ABL Facility

On December 1, 2016, in connection with the Merger, we assumed EHH’s asset-based revolving credit facility providing for revolving borrowings of up to $850.0 million, subject to borrowing base availability. In addition, subject to certain terms and conditions, we are entitled to request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments does not exceed $1.35 billion. The final maturity date of the ABL Facility is December 1, 2021.

The revolving credit loans under the ABL Facility bear interest initially at a rate equal to (i) LIBOR plus, an applicable margin, which shall be determined based on the average daily excess availability, or (ii) the alternate base rate, which will be the highest of the prime rate established by the administrative agent from time to time, 0.50% in excess of the greater of (i) the overnight federal funds rate or (ii) the composite overnight federal funds and overnight LIBOR rate, the one-month LIBOR rate (adjusted for maximum reserves) plus 1.0% per annum, plus, in each case, an applicable margin, which shall be determined based on the average daily excess availability.

As of December 31, 2016, the maximum available under the ABL Facility was $811.2 million. As of December 31, 2016, letters of credit outstanding, which impact the available credit under the ABL Facility, were $133.9 million. Our borrowing capacity, after giving effect to the letters of credit, was $677.3 million as of December 31, 2016. These letters of credit primarily secure the obligations under our captive insurance program. At December 31, 2016, we had not drawn on the ABL.

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At December 31, 2016, we had approximately $28.5 million in accrued interest associated with the 5.625% 2022 Notes reflected in other accrued liabilities, which was paid in January 2017.

5.125% 2022 Notes

Upon completion of the Merger, we assumed $750.0 million aggregate principal amount of the 5.125% 2022 Notes, which were issued on June 18, 2014 by EEH. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries.  Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017, and ending on the maturity date of July 1, 2022. At December 31, 2016, we had $19.2 million in accrued interest associated with the 5.125% 2022 Notes, which was paid in January 2017.

6.25% 2024 Notes

Upon completion of the Merger, we completed a private offering of $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2017, and ending on the maturity date of December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At December 31, 2016, we had approximately $2.9 million in accrued interest associated with the 6.25% 2024 Notes.

Retirement of long-term debt

Prior to entering into our Term Loan B - 2023 and ABL Facility, we maintained a credit facility that was comprised of an $870.0 million term loan (Term Loan B - 2021) and a $500.0 million revolving credit facility. On December 1, 2016, we utilized proceeds received from the Term Loan B - 2023 and the 6.25% 2024 Notes to repay the outstanding obligations under the Term Loan B - 2021 and existing revolving credit facility. As a result of the early terminations, we recognized approximately $30.3 million as a component of debt extinguishment costs during the year ended December 31, 2016 in the accompanying consolidated statements of operations related to the write-off of net deferred loan costs.

During 2012, we completed a private offering of $250.0 million of 5.625% 2020 senior unsecured notes (5.625% 2020 Notes). On

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

December 12, 2016 we completed a tender offer to purchase for cash any and all outstanding 5.625% 2020 Notes. Holders of 95.07% of the outstanding $250.0 million aggregate principal amount 5.625% 2020 Notes validly tendered their notes. Following the completion of the tender offer, we redeemed all of the remaining 5.625% 2020 Notes outstanding at a redemption price of 102.813%, and satisfied and discharged the indenture for the notes. As a result of the early extinguishment, we paid an early termination fee of approximately $8.4 million to the holders of the 5.625% 2020 Notes, which is recognized as a component of debt extinguishment costs during the year ended December 31, 2016 in the accompanying statements of operations.

Based upon our current operations and anticipated growth, we believe our operating cash flow, borrowing availability and ability to access capital markets will provide adequate resources to meet our working capital and capital expenditure requirements for the next 12 to 18 months. In addition to acquiring and developing our current business segments, we may from time to time consider other strategic acquisitions or joint ventures. Such acquisitions, joint ventures or other opportunities may require an amendment to our current debt agreements or additional external financing, which may include sales of equity securities. We cannot assure you that any required financing will be available, or will be available on terms acceptable to us.

Contractual Obligations and Other Commitments

The following schedule summarizes our contractual obligations by period as of December 31, 2016 (in millions):

	Payments Due by Period
		Less than			More than
Contractual obligations:	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest (1)	$7,688.4	$319.5	$627.3	$614.6	$6,127.0
Capital lease obligations, including interest	51.4	6.4	9.1	6.4	29.5
Operating leases, including renewal option periods (2)	861.2	117.9	191.2	159.2	392.9
Other (3)	153.1	54.9	81.8	15.2	1.2
Subtotal	8,754.1	498.7	909.4	795.4	6,550.6

Other commitments:
Guarantees of surety bonds	101.1	—	—	—	101.1
Letters of credit (4)	135.8	134.3	1.5	—	—
Subtotal	236.9	134.3	1.5	—	101.1
Total obligations and commitments	$8,991.0	$633.0	$910.9	$795.4	$6,651.7

(1)	Our long-term debt may increase based on future acquisition activity. We intend to either use our operating cash flow to repay our long-term debt or refinance such obligations as they come due.

(2)	Operating lease obligations do not include common area maintenance, insurance or tax payments for which we were also obligated.

(3)
Includes dispatch and responder fees, contingent consideration related to acquisitions, liability for unrecognized tax benefits, construction in progress and other purchase obligations of goods and services.

(4)	Letters of credit are primarily collateralized by our ABL Facility.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Table of Contents

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2016, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $21.0 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017.

The table below provides information as of December 31, 2016 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in millions, except percentage data):

								Fair Value at
	Years Ended December 31,							December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	2016
Fixed rate	$12.2	$9.2	$5.7	$3.8	$2.6	$2,420.4	$2,453.9	$2,472.3
Average interest rate	4.2%	4.3%	4.5%	4.9%	5.5%	5.6%
Variable rate	$35.2	$35.2	$34.9	$34.8	$34.8	$3,320.8	$3,495.7	$3,495.7
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Item 8. Financial Statements and Supplementary Data	Table of Contents

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Envision Healthcare Corporation
Nashville, Tennessee

We have audited the accompanying consolidated balance sheets of Envision Healthcare Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Envision Healthcare Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company was formed on June 10, 2016 for the purpose of effecting the merger of AmSurg Corp. and Envision Healthcare Holdings, Inc. On December 1, 2016, AmSurg Corp. and Envision Healthcare Holdings, Inc. completed the merger. The Company’s consolidated financial statements for 2016 reflect AmSurg Corp.’s consolidated financial statements for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated financial statements for the period from December 1, 2016 to December 31, 2016.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 1, 2017

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Balance Sheets (Dollars in millions, shares in thousands)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$331.6	$106.7
Insurance collateral	87.0	27.4
Accounts receivable, net of allowance of $652.2 and $167.4, respectively	1,755.0	337.3
Supplies inventory	61.2	21.4
Prepaid and other current assets	176.5	44.9
Total current assets	2,411.3	537.7
Property and equipment, net	595.2	189.2
Investments in unconsolidated affiliates	116.9	169.2
Goodwill	8,819.0	3,970.2
Intangible assets, net	4,604.9	1,594.6
Other assets	161.6	38.4
Total assets	$16,708.9	$6,499.3
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$47.0	$20.4
Accounts payable	101.3	32.6
Accrued salaries and benefits	561.2	202.5
Accrued interest	51.4	30.5
Other accrued liabilities	393.4	99.9
Total current liabilities	1,154.3	385.9
Long-term debt, net of deferred financing costs of $111.0 and $47.2, respectively	5,791.6	2,358.0
Deferred income taxes	1,680.7	699.5
Insurance reserves	370.5	67.9
Other long-term liabilities	141.0	47.6
Commitments and contingencies
Noncontrolling interests – redeemable	182.9	175.7
Equity:
Preferred stock, $0.01 and no par value, respectively, 100,000 and 5,000 shares authorized, respectively, 1,725 shares issued and outstanding	0.1	166.6
Common stock, $0.01 and no par value, respectively, 1,000,000 and 120,000 shares authorized, respectively, 117,478 and 54,294 shares issued and outstanding, respectively	1.2	1,345.4
Additional paid-in capital	5,976.3	—
Retained earnings	753.7	781.4
Accumulated other comprehensive loss	(0.2)	—
Total Envision Healthcare Corporation equity	6,731.1	2,293.4
Noncontrolling interests – non-redeemable	656.8	471.3
Total equity	7,387.9	2,764.7
Total liabilities and equity	$16,708.9	$6,499.3

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (Dollars in millions, except earnings per share)

	Year Ended December 31,
	2016	2015	2014
Revenues	$4,588.7	$2,833.0	$1,738.9
Provision for uncollectibles	(892.7)	(266.1)	(117.0)
Net revenue	3,696.0	2,566.9	1,621.9
Operating expenses:
Salaries and benefits	2,137.8	1,319.4	699.5
Supply cost	202.8	184.2	164.3
Insurance expense	90.5	56.9	29.3
Other operating expenses	466.8	335.9	250.7
Transaction and integration costs	80.0	8.4	33.9
Impairment charges	221.3	—	—
Depreciation and amortization	149.9	97.5	60.3
Total operating expenses	3,349.1	2,002.3	1,238.0
Net gain on disposals and deconsolidations	5.7	36.7	3.4
Equity in earnings of unconsolidated affiliates	23.7	16.2	7.1
Operating income	376.3	617.5	394.4
Interest expense, net	142.4	121.5	83.3
Debt extinguishment costs	30.3	—	16.9
Other income, net	1.0	—	—
Earnings from continuing operations before income taxes	204.6	496.0	294.2
Income tax expense (benefit)	(0.9)	113.8	48.1
Net earnings from continuing operations	205.5	382.2	246.1
Net loss from discontinued operations	—	(1.0)	(1.3)
Net earnings	205.5	381.2	244.8
Less net earnings attributable to noncontrolling interests	224.1	218.2	191.1
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(18.6)	163.0	53.7
Preferred stock dividends	(9.1)	(9.1)	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$153.9	$49.2

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of income tax	$(27.7)	$154.9	$50.8
Loss from discontinued operations, net of income tax	—	(1.0)	(1.6)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$153.9	$49.2

Basic earnings (loss) per share attributable to Envision Healthcare Corporation common stockholders:
Net earnings (loss) from continuing operations	$(0.47)	$3.22	$1.29
Net loss from discontinued operations	—	(0.02)	(0.04)
Net earnings (loss)	$(0.47)	$3.20	$1.25
Diluted earnings (loss) per share attributable to Envision Healthcare Corporation common stockholders:
Net earnings (loss) from continuing operations	$(0.47)	$3.18	$1.28
Net loss from discontinued operations	—	(0.02)	(0.04)
Net earnings (loss)	$(0.47)	$3.16	$1.24

Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	59,002	48,058	39,311
Diluted	59,002	51,612	39,625

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (Loss) (In millions)

	Year Ended December 31,
	2016	2015	2014
Net earnings	$205.5	$381.2	$244.8
Other comprehensive income, net of income tax:
Unrealized holding loss during the period, net of income tax	(0.2)	—	—
Comprehensive income, net of income tax	205.3	381.2	244.8
Less comprehensive income attributable to noncontrolling interests	224.1	218.2	191.1
Comprehensive income (loss) attributable to Envision Healthcare Corporation stockholders	$(18.8)	$163.0	$53.7

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Redeemable	(Permanent)	Equity)
Balance at January 1, 2014	32,353	$185.9	—	$—	$—	$578.3	$—	$361.4	$1,125.6	$177.7
Net earnings	—	—	—	—	—	53.7	—	56.1	109.8	135.0
Issuance of stock	15,490	693.3	1,725	166.6	—	—	—	—	859.9	—
Issuance of restricted stock	272	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(12)	—	—	—	—	—	—	—	—	—
Stock options exercised	111	2.6	—	—	—	—	—	—	2.6	—
Stock repurchased	(101)	(4.6)	—	—	—	—	—	—	(4.6)	—
Share-based compensation	—	10.1	—	—	—	—	—	—	10.1	—
Tax benefit related to exercise of share-based awards	—	3.2	—	—	—	—	—	—	3.2	—
Dividends paid on preferred stock	—	—	—	—	—	(4.5)	—	—	(4.5)	—
Acquisitions and other transactions impacting noncontrolling interests	—	0.7	—	—	—	—	—	54.7	55.4	6.5
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(56.4)	(56.4)	(133.6)
Disposals and other transactions impacting noncontrolling interests	—	(5.8)	—	—	—	—	—	2.9	(2.9)	(1.5)
Balance at December 31, 2014	48,113	$885.4	1,725	$166.6	$—	$627.5	$—	$418.7	$2,098.2	$184.1
Net earnings	—	—	—	—	—	163.0	—	67.6	230.6	150.6
Issuance of stock	5,835	447.7	—	—	—	—	—	—	447.7	—
Issuance of restricted stock	314	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—	—	—	—	—	—
Stock options exercised	113	2.6	—	—	—	—	—	—	2.6	—
Stock repurchased	(67)	(3.7)	—	—	—	—	—	—	(3.7)	—
Share-based compensation	—	15.0	—	—	—	—	—	—	15.0	—
Tax benefit related to exercise of share-based awards	—	4.0	—	—	—	—	—	—	4.0	—
Dividends paid on preferred stock	—	—	—	—	—	(9.1)	—	—	(9.1)	—
Acquisitions and other transactions impacting noncontrolling interests	—	1.0	—	—	—	—	—	81.9	82.9	(0.7)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(66.3)	(66.3)	(147.2)
Disposals and other transactions impacting noncontrolling interests	—	(6.6)	—	—	—	—	—	(30.6)	(37.2)	(11.1)
Balance at December 31, 2015	54,294	$1,345.4	1,725	$166.6	$—	$781.4	$—	$471.3	$2,764.7	$175.7

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity - (continued) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Redeemable	(Permanent)	Equity)
Balance at December 31, 2015	54,294	$1,345.4	1,725	$166.6	$—	$781.4	$—	$471.3	$2,764.7	$175.7
Net earnings (loss)	—	—	—	—	—	(18.6)	—	73.6	55.0	150.5
Conversion of stock to $0.01 par value	—	(1,344.8)	—	(166.5)	1,511.3	—	—	—	—	—
Issuance of stock at Merger	62,582	0.6	—	—	4,262.5	—	—	—	4,263.1	—
Replacement share-based compensation awards issued at Merger	—	—	—	—	180.3	—	—	—	180.3	—
Issuance of restricted stock	662	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(17)	—	—	—	—	—	—	—	—	—
Stock options exercised	40	—	—	—	0.7	—	—	—	0.7	—
Stock repurchased	(83)	—	—	—	(6.1)	—	—	—	(6.1)	—
Share-based compensation	—	—	—	—	29.4	—	—	—	29.4	—
Tax benefit related to exercise of share-based awards	—	—	—	—	3.9	—	—	—	3.9	—
Dividends paid on preferred stock	—	—	—	—	—	(9.1)	—	—	(9.1)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	1.8	—	—	189.0	190.8	4.0
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(75.8)	(75.8)	(150.9)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(7.5)	—	—	(1.3)	(8.8)	3.6
Unrealized holding loss on investments, net of income tax	—	—	—	—	—	—	(0.2)	—	(0.2)	—
Balance at December 31, 2016	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$205.5	$381.2	$244.8
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	149.9	97.5	60.3
Amortization of deferred loan costs	9.2	8.4	17.7
Provision for uncollectibles	917.2	287.4	139.3
Net gain on disposals and deconsolidations	(5.7)	(36.7)	(3.4)
Share-based compensation	29.4	15.0	10.1
Deferred income taxes	(78.9)	19.0	30.8
Equity in earnings of unconsolidated affiliates	(23.7)	(16.2)	(7.1)
Debt extinguishment costs	30.3	—	16.9
Impairment charges	221.3	—	—
Net change in fair value of contingent consideration	(2.6)	8.8	—
Other, net	(3.9)	(4.0)	(0.3)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(1,003.0)	(326.2)	(137.7)
Supplies inventory	(0.9)	(0.3)	(0.2)
Prepaid and other current assets	(42.3)	25.9	(9.1)
Accounts payable	(1.6)	3.1	(8.4)
Accrued expenses and other liabilities	2.3	66.6	66.2
Other, net	17.3	8.5	4.9
Net cash flows provided by operating activities	419.8	538.0	424.8
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(394.3)	(962.7)	(2,184.1)
Acquisition of property and equipment	(99.5)	(60.3)	(40.2)
Increase in cash due to merger (see Notes 1 and 4)	165.8	—	—
Increase in cash due to consolidation of previously unconsolidated affiliates	31.4	—	—
Purchases of marketable securities	(1.6)	(3.9)	(6.5)
Maturities of marketable securities	3.8	4.2	3.5
Other, net	(9.3)	5.9	2.2
Net cash flows used in investing activities	(303.7)	(1,016.8)	(2,225.1)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,509.2	560.1	2,049.0
Repayment on long-term borrowings	(4,062.1)	(392.6)	(408.5)
Distributions to noncontrolling interests	(227.9)	(214.9)	(190.1)
Proceeds from preferred stock offering	—	—	172.5
Proceeds from common stock offering	—	466.8	439.9
Proceeds from issuance of common stock upon exercise of stock options	0.7	2.6	2.6
Repurchase of common stock	(6.1)	(3.7)	(4.6)
Payments of equity issuance costs	—	(19.1)	(24.5)
Financing costs incurred	(103.4)	(1.1)	(78.2)
Other, net	(1.6)	(20.7)	(0.5)
Net cash flows provided by financing activities	108.8	377.4	1,957.6
Net increase (decrease) in cash and cash equivalents	224.9	(101.4)	157.3
Cash and cash equivalents, beginning of period	106.7	208.1	50.8
Cash and cash equivalents, end of period	$331.6	$106.7	$208.1
Supplemental cash flow information:
Interest payments	$112.9	$112.7	$38.1
Income tax payments, net of refunds	$98.6	$74.6	$19.2

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation
Notes to the Consolidated Financial Statements

(1) Description of Business and Summary of Accounting Policies

Envision Healthcare Corporation (the Company) was formed on June 10, 2016 for the purpose of effecting the merger (the Merger) of AmSurg Corp. (AmSurg) and Envision Healthcare Holdings, Inc. (EHH). Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements for 2016 reflect AmSurg’s consolidated financial statements for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated financial statements for the period from December 1, 2016 to December 31, 2016.

The Company manages a broad array of healthcare network solutions, including physician services in the following specialties: emergency department and hospitalist, anesthesia, radiology/tele-radiology and children’s services. The Company also provides complimentary solutions through the medical transportation and ambulatory surgery service lines.

The Company has aligned financial results into three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s historical physician services segment and EHH’s historical physician services segment. The Company’s medical transportation segment reflects EHH's historical American Medical Response (AMR) segment. The ambulatory services segment reflects AmSurg's historical ambulatory surgery center operations.

a.	Principles of Consolidation

The consolidated financial statements of the Company include its accounts, wholly owned subsidiaries and variable interest entities (VIEs) that the Company is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Reference Note 2 - Variable Interest Entities for further discussion on the considerations related to VIEs.

b.	Noncontrolling Interests

Ownership interests in consolidated subsidiaries held by parties other than the Company are identified and generally presented in the consolidated financial statements within the equity section but separate from the Company’s equity. However, for instances in which certain redemption features that are not solely within the control of the Company are present, classification of noncontrolling interests outside of permanent equity is required. Consolidated net earnings (loss) attributable to the Company and to the noncontrolling interests are identified and presented on the consolidated statements of operations; changes in ownership interests are accounted for as equity transactions; and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and the gain or loss on the deconsolidation of the subsidiary are measured at fair value. Certain transactions with noncontrolling interests are also classified within financing activities in the statements of cash flows.

Profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company typically are organized as general partnerships, LLCs or LPs that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the Company's consolidated partnerships. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings (loss). However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

c.	Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities of three months or less when purchased. Cash and cash equivalents are reflected in the financial statements at cost, which approximates fair value.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

At December 31, 2016 and 2015, the Company held restricted cash and cash equivalents of $51.1 million and $27.4 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

d.	Parts and Supplies Inventory

Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies and other miscellaneous items are capitalized into inventory and expensed as used on a first-in, first-out basis.

e.	Related Party Transactions

Certain surgery centers in our ambulatory services segment lease space from entities affiliated with their physician partners at negotiated rates that management believes were equal to fair market value at the inception of the leases based on relevant market data. Certain surgery centers reimburse their physician partners for salaries and benefits and billing fees related to time spent by employees of their practices on activities of the centers at current market rates. In addition, certain surgery centers compensate at market rates their physician partners for physician advisory services provided to the surgery centers, including medical director and performance improvement services. Transactions with these related parties were less than 5% of total operating expenses for the years ended December 31, 2016, 2015 and 2014.

It is the Company’s policy that all transactions by the Company with officers, directors, five percent stockholders and their affiliates be entered into only if such transactions are on terms no less favorable to the Company than could be obtained from unaffiliated third parties, are reasonably expected to benefit the Company and are approved by the Nominating and Corporate Governance Committee of the Company’s Board of Directors.

f.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.	Reclassifications

To improve comparability, in connection with the Merger, certain classification changes have been made in the accompanying consolidated financial statements and these notes in prior periods to conform to current year classifications. Additionally, prior year amounts have been reclassified to reflect the adoption of ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” as discussed further under “Recent Accounting Pronouncements.” The impact of the reclassification made to prior period balance sheet is presented below (in millions).

	December 31, 2015
Consolidated Balance Sheet:	Previously reported	Reclassification	Revised
Intangible assets, net	$1,641.8	$(47.2)	$1,594.6
Long-term debt	2,405.2	(47.2)	2,358.0

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

h.	Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date” which granted a one-year deferral of this ASU. In 2016, the FASB issued the following ASUs to provide entities further clarity on the application of ASU 2014-09:

•	ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”

•	ASU 2016-10 “Identifying Performance Obligations and Licensing”

•	ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients”

•	ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”

The guidance in ASU 2014-09 and the subsequently related ASUs will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Due to the Merger, the Company is continuing to assess the method of adoption it expects to utilize. The Company does not believe adoption of the standard will have a material impact on the results of operations or cash flows for the ambulatory services segment. The Company is continuing its evaluation of the impact on the physician services and medical transportation services segments to determine the impact, if any, on the results of operations and cash flows. However, the Company does anticipate that, as a result of certain changes by ASU 2014-09 and the subsequently related ASUs, the majority its provision for uncollectibles will be recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at revenue.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidations (Topic 810) - Amendments to the Consolidation Analysis.” The new guidance made amendments to the consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities are considered a variable-interest entity unless the limited partners hold substantive kick-out rights or participating rights. The standard was effective for annual periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016 and applied the adoption retrospectively. The adoption of the standard did not result in a change of consolidated subsidiaries nor did it result in any impact to the Company's consolidated financial position, results of operations or cash flows as of and for the year ended December 31, 2016 or for any previous period.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 amended current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-50), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to Securities and Exchange Commission (SEC) Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)” which incorporated into the Accounting Standards Codification an SEC staff announcement that the SEC staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The standards were effective for annual periods beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2016 and accordingly, reclassified $47.2 million of deferred debt issuance costs from intangible assets, net to a reduction in long-term debt at December 31, 2015, in the accompanying balance sheets (see reclassification discussion above).

In February 2016, the FASB issued ASU No. 2016-02, “Leases” which amends existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. The new standard requires a modified retrospective application for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company will adopt the new standard effective January 1, 2019. The Company expects that nearly all leases currently classified as operating leases will be classified as operating leases under the new standard with a right-of-use asset and an obligation recognized on the balance sheet at the adoption date. The Company has not yet determined the impact this ASU will have on the Company's results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” which will change how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard is effective for annual periods

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

beginning after December 15, 2016, and interim periods within those annual periods. The Company will adopt the standard effective January 1, 2017. As of December 31, 2016, the Company has approximately $25.0 million recorded in its additional paid in capital pool which will be reclassified into retained earnings upon adoption of this standard. The ASU had no impact on the Company's results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)" which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company adopted this standard retrospectively. As a result, the Company reclassified a cash outflow of approximately $12.4 million from cash flows from operating activities to cash flows from financing activities for the year ended December 31, 2014, related to cash payments for debt extinguishment costs. There was no impact on the year ended December 31, 2015.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force)" which requires entities to show the changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those years and is to be adopted retrospectively. The Company has not yet determined the impact this ASU will have on the Company's cash flows.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business" which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment" which eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

(2) Variable Interest Entities

GAAP requires variable interest entities to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company performs ongoing reassessments of (i) whether entities previously evaluated under the majority voting-interest framework have become VIEs, based on certain triggering events, and therefore would be subject to the VIE consolidation framework, and (ii) whether changes in the facts and circumstances regarding the Company’s involvement with a VIE cause the Company’s consolidation conclusion to change. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively with assets and liabilities of a newly consolidated VIE initially recorded at fair value.

During the year ended December 31, 2016, the Company re-evaluated one of its VIEs previously accounted for as an equity method investment and determined that it is the primary beneficiary due to having the power to direct the majority of activities that most significantly impact the economic performance of the VIE. As a result, the Company consolidated the results of operations of the VIE in the accompanying consolidated balance sheets, statements of operations and statements of cash flows as of and for the period ended July 1, 2016 through December 31, 2016.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Physician Services Segment

The physician services segment structures its contractual arrangements for management services in various ways. In most states, a wholly owned subsidiary contracts with hospitals to provide management services. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by the Company in the majority of its physician practices regardless of the state the PC operates. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of the Company's wholly owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

The Company has a variable interest in the PCs through the management contracts and the PCs are considered VIEs due to its equity holder lacking the obligation to absorb expected losses or receive expected residual returns. The contractual arrangement to provide management services allows the Company to direct the economic activities considered most significant to the PC. Accordingly, the Company is the primary beneficiary of the PCs and consolidates the PCs under the variable interest model in ASC 810.

The physician services segment also has partnerships with health systems that are considered variable interest entities. The Company consolidates the majority of the partnerships with health systems as the Company is the primary beneficiary due to its ability to direct the majority of activities that most significantly impact the economic performance of the partnership which occurs generally through a management services agreement. Therefore, the results of consolidated partnerships are reflected as a component of the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of December 31, 2016 and 2015, were $1.31 billion and $372.1 million, respectively, and the total liabilities of the consolidated VIEs were $1.10 billion and $193.9 million, respectively. Included in total assets as of December 31, 2016 were $215.7 million of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. There were no assets at December 31, 2015 that were restricted to use. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.

Ambulatory Services Segment

The Company, through its wholly owned subsidiaries, owns interests, primarily 51%, in limited liability companies and limited partnerships which own and operate ambulatory surgery centers (ASCs or surgery centers). The Company has variable interests in the LLCs and LPs through its equity ownership interests. Each LLC and LP is considered a VIE due to its structure as a limited partnership or functional equivalent under ASU No. 2015-02. For those LLCs and LPs which the Company consolidates, the Company is considered the primary beneficiary due to the partnership agreements allowing the Company to govern the day-to-day activities and thereby control the most significant economic activities.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of December 31, 2016 and 2015, were $388.1 million and $368.0 million, respectively, and the total liabilities of the consolidated VIEs were $117.9 million and $105.1 million, respectively. Included in total assets as of December 31, 2016 and 2015, respectively, were $185.5 million and $176.8 million of assets, which were restricted as to use due to the Company's ownership percentage in these entities from the ambulatory services segments and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $14.7 million and $21.7 million of debt guaranteed by the Company at December 31, 2016 and 2015, respectively.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Unconsolidated Variable Interest Entities

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in 22 LLCs and LPs through its equity interests; however, the Company is not the primary beneficiary of these entities as it does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. In each of the investments, the Company is not obligated to contribute any additional capital beyond its initial contribution and its maximum exposure to loss is limited to the initial capital contribution. As a result, the Company has accounted for these investments under the equity method of accounting and net earnings or loss from these investments is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. See Note 8 for further information.

The Company recognized management and billing fees associated with these investments totaling $13.7 million, $16.0 million and $6.6 million during the years ended December 31, 2016, 2015 and 2014, respectively, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $6.1 million and $6.0 million as of December 31, 2016 and 2015, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

(3) Revenue Recognition and Accounts Receivable

Revenue Recognition

Net revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services and medical transportation to patients of the healthcare facilities and communities served and from facility fees for the procedures performed at surgery centers. Contract revenue and other revenue primarily represents income earned from hospital customers to supplement payments from third-party payors, fire protection service contracts, contract staffing assignments and subscription fees.

Revenue is billed to patients for services provided, and the Company receives payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. The Company recognizes fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. Revenue recognized for services provided during the period but are not yet billed based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections. The Company records net revenue from uninsured patients at an estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries). The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to collect from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The provision for uncollectibles includes an estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors.

In certain circumstances, federal law requires providers to render emergency medical services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly. Although the Company does provide a level of charity care it is not significant to the Company's net revenues.

Estimating net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. In the period services are provided, the Company estimates gross charges based on: billed services plus an estimate for unbilled services based on pending case data collected, estimates of contractual allowances based on contracted rates and historical or actual cash collections (net of recoveries), when available, and estimates of the provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual adjustments and provision for uncollectibles is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients the Company provides services to in the period are insured, and the contractual relationships with their payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments, provision for uncollectibles and payor mix for a period of at least one year following the date of

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of operations in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

The Company's billing and accounting systems provide historical trends of cash collections and contractual write-offs, accounts receivable agings and established fee adjustments from third-party payors. These estimates are recorded and monitored monthly as revenues are recognized. These estimates are not, however, established from billing system generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. The principal exposure for uncollectible fee for service visits is from self-pay patients and, to a lesser extent, for co-payments and deductibles from patients with insurance.

Net revenue for the Company consists of the following major payors (in millions):

	Year Ended December 31,
	2016 (1)		2015		2014 (2)
Medicare	$806.6	22%	$508.6	20%	$359.8	22%
Medicaid	212.8	6	96.1	4	45.5	3
Commercial and managed care	2,596.4	70	1,881.2	73	1,174.0	72
Self-pay	714.5	19	217.3	8	105.2	7
Net fee for service revenue	4,330.3	117	2,703.2	105	1,684.5	104
Contract and other revenue	258.4	7	129.8	5	54.4	3
Provision for uncollectibles	(892.7)	(24)	(266.1)	(10)	(117.0)	(7)
Net revenue	$3,696.0	100%	$2,566.9	100%	$1,621.9	100%

(1)	On December 1, 2016, the Company completed the merger with Envision Healthcare Holdings. Accordingly, historical amounts for periods prior to that date are not included.

(2)	On July 16, 2014, the Company completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

During the year ended December 31, 2016, the Company's net fee for service revenue associated with self-pay, prior to the provision for uncollectibles, has significantly increased primarily due to the payor mix of EHH which has a higher percentage of self-pay patients from the concentration of emergency medicine services. In addition, the Company consolidated a previously unconsolidated affiliate that primarily provides emergency medicine services, which have a higher percentage of self-pay patients than historically experienced by the Company.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of operations. The Company records the portion of its bad debts associated with its physician services and medical transportation services segments as a component of net revenue in the accompanying consolidated statements of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $24.5 million, $21.3 million and $21.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowance and provision for uncollectibles.

The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts analysis for its physician services segment quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous twelve month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates, if any, are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, changes in contractual arrangements with payors, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors and by the geographic dispersion of the Company’s operations.

A rollforward of the allowance for uncollectible accounts is as follows (in millions):

	Balance at Beginning of Period	Charged to Cost and Expenses	Charge-off Against Allowances	Balance at End of Period

Year ended December 31, 2016	$167.4	$917.2	$(432.4)	$652.2
Year ended December 31, 2015	113.4	287.4	(233.4)	167.4
Year ended December 31, 2014	27.9	139.3	(53.8)	113.4

The increase in the allowance for doubtful accounts from December 31, 2015 to December 31, 2016 is primarily a result of the Merger and from acquisitions completed during the year ended December 31, 2016 and the latter half of 2015. Additionally, the allowance related to the Merger is not fully developed due to the timing of the closing occurring December 1, 2016 and the acquired accounts receivable being recorded at net realizable value. The increase from 2014 to 2015 is due to the acquisition of Sheridan and its related business.

(4) Acquisitions

The Company accounts for its business combinations under the fundamental requirements of the acquisition method of accounting and under the premise that an acquirer be identified for each business combination. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieves control. The assets acquired, liabilities assumed and any noncontrolling interests in the acquired business at the acquisition date are recognized at their fair values as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $80.0 million, $8.4 million and $33.9 million of transaction costs, respectively. The costs incurred during the year ended December 31, 2016 were primarily a result of the Merger. Such amounts excluded financing costs that were capitalized or debt extinguishment costs that were expensed as part of the financing transactions associated with acquisitions.

EHH Merger

On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. We believe the Merger combined two industry leaders to create a premier healthcare services provider offering clinical solutions on a national scale, enabling the Company to create value for health systems, payors, providers and patients. Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, AmSurg was determined to be the acquirer for accounting purposes. Under the terms of the merger agreement, each share of AmSurg common stock was converted into one share of Company common stock, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (AmSurg Preferred Stock) was converted into one share of Company 5.25% mandatory convertible preferred stock, Series A-1 (Company Preferred Stock), and each share of EHH common stock was converted into 0.334 shares of Company common stock. Pursuant to the Merger, the Company issued 62,582,161 shares of common stock to former EHH stockholders which were valued at approximately $4.26 billion based on the closing price of AmSurg's common stock on November 30, 2016. In addition, the Company issued replacement equity awards which were valued at $180.3 million.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Concurrently with the Merger, on December 1, 2016, the Company entered into a new senior secured credit facility, incurring a new $3.50 billion term loan and a $850.0 million ABL revolving credit facility (as defined in Note 12). At the closing of the Merger, the Company also completed a private offering of $550.0 million aggregate principal amount of 6.25% senior unsecured notes due 2024 to provide incremental financing to the Company, adjust scheduled maturities and reallocate between variable and fixed rate debt. See Note 12 for further information.

Fees and expenses associated with the Merger, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $199.0 million during the year ended December 31, 2016. Approximately $94.9 million was capitalized as deferred financing costs, $73.8 million was expensed as transaction costs, and $30.3 million was recorded as debt extinguishment costs during the year ended December 31, 2016.

Net revenues included in the Company's consolidated results as a result of the Merger were $546.0 million. Disclosure of net earnings associated with EHH since the closing date for the year ended December 31, 2016 is not practicable as it is not being operated as a standalone business.

Sheridan Acquisition

On July 16, 2014, the Company completed the acquisition of Sheridan in a cash and stock transaction. At closing, the Company paid approximately $2.10 billion in cash and issued 5,713,909 shares of its common stock to the former owners of Sheridan in exchange for all of the outstanding equity interests of Sheridan. The shares issued to Sheridan were valued at approximately $272.0 million based on the closing price of the Company's common stock on July 16, 2014.

To fund the transaction, the Company completed offerings of common stock and mandatory convertible preferred stock resulting in the issuance of 9,775,000 shares of common stock and 1,725,000 shares of mandatory convertible preferred stock. Proceeds from the common stock offering and mandatory preferred stock offering, net of transaction fees, were approximately $421.3 million and $166.6 million, respectively. Fees and expenses associated with the Sheridan transaction, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $139.1 million during the year ended December 31, 2014.

Physician Services Acquisitions

The Company completed the acquisition of eleven physician practices in 2016 and nine physician practices in 2015. During 2016 and 2015, the total consideration consisted of cash of $355.0 million and $831.4 million, respectively, which was funded at closing through available cash, current year operating cash flow and borrowings through the Company's prior revolving credit agreement. In addition to the purchase price paid at closing, approximately $15.4 million of consideration for one physician practice acquired in the year ended December 31, 2016 was deferred and is payable over the next two years. During the year ended December 31, 2016, the Company paid $4.0 million of the deferred purchase price.

The acquisitions completed during the year ended December 31, 2016 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
Arizona Perinatal Care Centers	Phoenix, AZ	March 2016	Children's Services
North Florida Anesthesia Consultants, Inc.	Jacksonville, FL	April 2016	Anesthesia
Jandee Anesthesiology Partners, PLLC	Ramsey, NJ	May 2016	Anesthesia
Resolute Anesthesia and Pain Solutions	Boca Raton, FL	June 2016	Anesthesia
AllegiantMD, Inc.	Tampa, FL	June 2016	Radiology
South Lake Anesthesia Services, P.A.	Clermont, FL	June 2016	Anesthesia
Fidere Anesthesia Consultants, Inc.	Mountain View, CA	September 2016	Anesthesia
Ambulatory Anesthesia Associates, Inc.	Pittsburgh, PA	September 2016	Anesthesia
Alabama Neonatology Medicine, P.C.	Montgomery, AL	December 2016	Children's Services
Desert Mountain Consultants in Anesthesia, P.C.	Phoenix, AZ	December 2016	Anesthesia
Oro Valley Anesthesia	Tuscon, AZ	December 2016	Anesthesia

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Ambulatory Services Acquisitions

During each of the years ended December 31, 2016 and 2015, the Company, through a wholly owned subsidiary, acquired a controlling interest in seven surgery centers. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during December 31, 2016 and 2015 was approximately $39.3 million and $131.3 million, respectively, and was paid in cash and funded by a combination of operating cash flow and borrowings under the Company’s prior revolving credit facility.

The total fair value of an acquisition includes an amount allocated to goodwill, which results from the centers’ favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model.

The acquisitions completed during the year ended December 31, 2016 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
Central Massachusetts Ambulatory Endoscopy Center, LLC	Leominster, MA	April 2016	Gastroenterology
Center of Morehead City, LLC	Morehead City, NC	May 2016	Multispecialty
Nashville Gastrointestinal Specialists, LLC (two locations)	Nashville, TN	June 2016	Gastroenterology
Eastern Shore Endoscopy, LLC	Easton, MD	August 2016	Gastroenterology
Ocean Springs Surgical & Endoscopy Center, LLC	Ocean Springs, MS	August 2016	Multispecialty
Mississippi Coast Endoscopy and Ambulatory Surgery Center, LLC	Pascagoula, MS	August 2016	Multispecialty

Purchase Price Allocations

Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, fixed assets, intangible assets, deferred income taxes and insurance liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. The preliminary estimated fair value assigned to goodwill is primarily attributable to synergies expected to arise after the Merger by enhancing the growth profile and diversity of the Company across the healthcare continuum. The Merger did not result in additional tax deductible goodwill. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The accounting for the EHH merger is currently preliminary. The Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction which could result in material changes to the amounts allocated below. The Company expects to finalize the purchase price allocation for EHH as soon as practical.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition of EHH are as follows (in millions):

2016
EHH
Cash and cash equivalents	$165.8
Insurance collateral	59.9
Accounts receivable	1,269.6
Supplies inventory	38.7
Prepaid and other current assets	115.8
Property and equipment	375.8
Goodwill	4,520.8
Intangible assets	3,120.8
Other long-term assets	95.0
Accounts payable	(63.6)
Accrued salaries and benefits	(338.0)
Accrued interest	(17.3)
Other accrued liabilities	(319.3)
Deferred income taxes	(1,041.5)
Long term insurance reserves	(291.2)
Other long-term liabilities	(62.8)
Long-term debt	(3,063.1)
Total fair value	4,565.4
Less: Fair value attributable to noncontrolling interests	122.0
Acquisition date fair value of total consideration transferred	$4,443.4

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the individual acquisitions in the physician services and ambulatory services segments completed during 2016 and 2015, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in millions):

	2016 (1)	2015
Accounts receivable	$28.5	$62.2
Supplies inventory	0.8	2.8
Prepaid and other current assets	1.8	18.6
Property and equipment	17.2	15.5
Goodwill	300.8	682.5
Intangible assets	136.8	420.4
Other long-term assets	3.6	0.3
Accounts payable	(1.1)	(3.6)
Accrued salaries and benefits	(5.9)	(12.8)
Other accrued liabilities	(5.5)	(19.3)
Deferred income taxes	(27.6)	(88.7)
Long term insurance reserves	(3.6)	(13.3)
Other long-term liabilities	(0.6)	(5.0)
Long-term debt	(12.6)	(6.0)
Total fair value	432.6	1,053.6
Less: Fair value attributable to noncontrolling interests	26.9	85.4
Acquisition date fair value of total consideration transferred	$405.7	$968.2

(1)
Represents the preliminary allocation of fair value of acquired assets and liabilities associated with acquisitions completed during December 31, 2016, including subsequent post acquisition date adjustments.

During 2016, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2015. For the years ended December 31, 2016 and 2015 approximately $148.1 million and $295.7 million, respectively, of goodwill recorded was deductible for tax purposes.

The total fair value of acquisitions completed by the Company include amounts allocated to goodwill, which result from the acquisitions' favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model. Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests primarily from acquisitions of centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Additionally, the Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests associated with acquisitions completed in the last 12 months. Acquired assets and assumed liabilities include, but are not limited to, fixed assets, licenses, intangible assets and professional liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques used to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for its most recent acquisitions as soon as practical.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Revenues and net earnings included in the years ended December 31, 2016 and 2015 associated with completed individual acquisitions are as follows (in millions):

	2016	2015
Net revenue	$104.0	$179.1

Net earnings	12.3	26.9
Less: Net earnings attributable to noncontrolling interests	2.2	7.4
Net earnings attributable to Envision Healthcare Corporation stockholders	$10.1	$19.5

Pro forma

The unaudited consolidated pro forma results for the years ended December 31, 2016 and 2015, assuming the Merger and all 2016 individual acquisitions had occurred on January 1, 2015 and all 2015 individual acquisitions had been consummated on January 1, 2014 are as follows (in millions):

	2016	2015
Net revenue	$9,758.8	$9,295.9
Net earnings attributable to Envision Healthcare Corporation stockholders	232.4	25.7

The unaudited pro forma results for the year ended December 31, 2016 were adjusted to exclude $80.0 million of transaction costs, $30.3 million of debt extinguishment costs and $221.3 million of impairment charges which are reflected in the unaudited pro forma results for 2015. Certain other adjustments, including those related to conforming accounting policies, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

(5) Fair Value Measurements

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. The inputs used by the Company to measure fair value are classified into the following hierarchy:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3: Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2016 and 2015, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. There were no transfers to or from Levels 1 and 2 during the year ended December 31, 2016. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of December 31, 2016 (in millions):

	2016
Description:	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$0.6	$—	$1.0
Corporate bonds/Fixed income	22.8	5.5	—	28.3
Corporate equity	14.2	—	—	14.2
Liabilities:
Contingent consideration	—	—	1.0	1.0

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s wholly owned captive insurance subsidiaries that support the Company’s insurance programs and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. These investments are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income tax. Declines in the fair value of a marketable investment security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as a component of other income, net in the accompanying statements of operations. Realized gains and losses are determined based on an average cost basis.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Insurance collateral consisted of the following as of December 31, 2016 and 2015 (in millions):

	2016	2015
Available-for-sale securities:
U.S. Treasuries	$1.0	$—
Corporate bonds/Fixed income	28.3	—
Corporate equity	14.2	—
Total available-for-sale securities	43.5	—
Cash deposits and other	51.1	27.4
Total insurance collateral	94.6	27.4
Less long-term portion	7.6	—
Insurance collateral	$87.0	$27.4

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Amortized cost basis and aggregate fair value of the Company's available-for-sale securities as of December 31, 2016 were as follows (in millions):

	December 31, 2016
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.0	$—	$—	$1.0
Corporate bonds/Fixed income	28.3	—	—	28.3
Corporate equity	14.4	0.1	(0.3)	14.2
Total available-for-sale securities	$43.7	$0.1	$(0.3)	$43.5

The Company did not have any available-for-sale securities as of December 31, 2015.

As of December 31, 2016, available-for-sale securities included corporate bonds and fixed income securities of $1.6 million with contractual maturities within one year and $25.3 million with contractual maturities extending longer than one year through five years and $2.4 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of December 31, 2016 consisted of corporate equity securities that had a fair value of $7.6 million with an cumulative unrealized loss position of $0.3 million for less than twelve months. There were no available-for-sale investment securities were other-than-temporarily impaired as of December 31, 2016.

The Company evaluates the investment securities available-for-sale on a quarterly basis to determine whether declines in the fair value of these securities are other-than-temporary. The evaluation consists of reviewing the fair value of the security compared to the carrying amount, the historical volatility of the price of each security, and any industry and company specific factors related to each security.

The Company is not aware of any specific factors indicating that the underlying issuers of the corporate bonds/fixed income securities would not be able to pay interest as it becomes due or repay the principal amount at maturity. Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to temporary market fluctuations and the Company does not intend to dispose of these investments. Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company received proceeds of $3.8 million on the sale and maturities of available-for-sale securities for the year ended December 31, 2016. For the year ended December 31, 2016, an immaterial loss of less than $0.1 million was reclassified from accumulated other comprehensive income to other income, net in the accompanying consolidated statements of operations. At December 31, 2016, unrealized losses on available-for-sale securities of $0.2 million were recorded in accumulated other comprehensive income. The Company did not receive any proceeds from the maturity or sale of available-for-sale securities for the year ended December 31, 2015.

Contingent Consideration

As a result of certain acquisitions, the Company has agreed to pay as additional consideration, amounts which are contingent on the acquired entities achieving future performance metrics. As of December 31, 2016 and December 31, 2015, the Company had accrued $1.0 million and $5.5 million, respectively, as a component of accrued liabilities in the accompanying consolidated balance sheets which represents management's estimate of the fair values of the contingent consideration. During the year ended December 31, 2016, the Company made a payment of $1.9 million for one acquisition and recorded a $2.6 million decrease associated with the change in fair value of its remaining accrued contingent consideration. The acquisitions completed during the year ended December 31, 2016 did not contain provisions for contingent consideration.

The Company utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

6) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	2016	2015
Prepaid expenses	$67.1	$18.9
Income taxes receivable	63.2	7.9
Other	46.2	18.1
Total prepaid and other current assets	$176.5	$44.9

(7) Property and Equipment

Property and equipment are stated at cost except for property and equipment acquired through business acquisitions, which is initially recorded at fair value. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Medical equipment and other includes medical equipment, communication equipment, furniture and fixtures and other capitalizable equipment.

Depreciation for property and equipment is recognized under the straight-line method over their estimated useful lives, which are as follows:

Property Type	Estimated lives
Building and building improvements	20 to 40 years
Leasehold improvements	Shorter of useful life or lease term (1)
Medical equipment and other	5 to 10 years
Vehicles	5 to 7 years
Computer hardware	3 to 5 years

(1)
Lease term is defined as the remaining term of the lease plus renewal options for which failure to renew the lease imposes a penalty on the Company in such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. The primary penalty to which the Company is subject is the economic detriment associated with existing leasehold improvements which might be impaired if a decision is made not to continue the use of the leased property. Leases in which the Company includes the renewal options due to the perceived penalty primarily related to surgery centers in the Company's ambulatory services segment.

Property and equipment at December 31, 2016 and 2015 were as follows (in millions):

	2016 (1)	2015
Land	$3.2	$—
Building and leasehold improvements	256.5	177.3
Medical equipment and other	341.7	208.8
Vehicles	165.5	—
Computer hardware	89.9	28.5
Construction in progress	13.0	8.7
Property and equipment	869.8	423.3
Less accumulated depreciation	(274.6)	(234.1)
Property and equipment, net	$595.2	$189.2

(1)
Property and equipment acquired during the EHH merger has been preliminarily recorded at its fair value as of the merger date, December 1, 2016. See Note 4 for further discussion of the Company's valuation methodology. Amounts recorded are subject to material change as a result of the final purchase price allocation.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $47.8 million, $35.4 million and $33.2 million, respectively.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(8) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination is generally based on a combination of multiple valuation methods, which can include discounted cash flow, income approach, or market value approach which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

As of December 31, 2016 and 2015, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $116.9 million and $169.2 million, respectively. The decline during the year ended December 31, 2016 is primarily a result of the Company consolidating a previously unconsolidated entity as discussed in Note 2. The Company's net earnings from these investments during the years ended December 31, 2016, 2015 and 2014 were approximately $23.7 million, $16.2 million and $7.1 million, respectively.

During the year ended December 31, 2016, the Company's sold a portion of its interest in one surgery center, which resulted in the surgery center being deconsolidated and accounted for as an equity method investment. During the year ended December 31, 2015, the Company's entered into five separate equity method investments by contributing its controlling interest in nine centers and received net cash of $8.5 million in exchange for noncontrolling interests in the new investments. Each of these investments is jointly owned by a health system and the Company. The newly formed investments (including the contributed centers) are controlled by the respective health systems. Also, as part of these transactions, the Company obtained a noncontrolling interest in three additional surgery centers and one surgical hospital which were contributed by the health systems.

As a result of these transactions, for the years ended December 31, 2016 and 2015, the Company recorded the fair value of the Company's investment in these entities of approximately $1.8 million and $83.1 million, respectively in the accompanying consolidated balance sheets, as a component of investments in unconsolidated affiliates.

In each of these transactions, the gain or loss on deconsolidation, which is primarily non-cash in nature, was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed centers or contracts immediately prior to each transaction. In certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 10% to 50% which were primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net loss on deconsolidations which is included in net gain on disposals and deconsolidations in the accompanying consolidated statements of operations of approximately $0.5 million during the year ended December 31, 2016, and net gains on deconsolidation of $36.7 million and $3.4 million during the years ended December 31, 2015 and 2014, respectively. The Company's gain on disposals of $6.2 million for the year ended December 31, 2016 related to the disposal of four surgery centers is recorded in the accompanying statement of operations in net gain on disposals and deconsolidations. The Company did not dispose of any surgery centers during the years ended December 31, 2015 and 2014.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(9) Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and trade names acquired in the Company's physician services and medical transportation segments. The Company's indefinite-lived intangibles include goodwill, trade names and licenses. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite-lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite-lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived intangibles associated with the reporting unit are not considered to be impaired. The Company completed its annual impairment test as of October 1, 2016, and determined that its indefinite-lived intangibles were not impaired. The Company's finite-lived intangibles include its customer relationships with hospitals, contract values and trade names expected to be retired after a defined length of time. The Company tests its finite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company's policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value.

Following the completion of the Merger, the Company made a strategic decision to rebrand the physician services under the "Envision Healthcare" name to focus on the broader suite of solutions that the Company can provide its customers. As a result, the Sheridan trade name will no longer be used to market physician services. Prior to the EHH merger, the intangible asset related to the Sheridan trade name, which was valued at $228.0 million, was not amortized because it had an indefinite remaining useful life. At the time of the EHH merger, management elected to cease using the Sheridan name in future operations. As a result, the Company converted this indefinite-lived intangible asset to a finite-lived intangible asset and recorded an impairment charge of $218.0 million for the year ended December 31, 2016. The Company began to amortize the remaining $10.0 million associated with the Sheridan trade name during the fourth quarter of 2016. Management estimated the fair value of the intangible asset based on an income approach using the relief-from-royalty method. This approach is dependent on a number of factors considered Level 3 inputs, including unobservable data such as estimates of future revenue, royalty rates in the category of intellectual property, discount rates and other variables. Management utilized a market rate to discount the results of such analysis in order to record the present value of the expected future payout. During the year ended December 31, 2016, other than the impairment of the Sheridan trade name, there were no events or circumstances that indicated a potential impairment in the Company's finite-lived intangibles.

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows (in millions):

	Physician Services(1)	Medical Transportation(1)	Ambulatory Services	Total
Balance at January 1, 2015	$1,490.9	$—	$1,890.2	$3,381.1
Goodwill acquired, including post acquisition adjustments	469.9	—	204.6	674.5
Goodwill disposed, including impact of deconsolidation transactions	(4.1)	—	(81.3)	(85.4)
Balance at December 31, 2015	$1,956.7	$—	$2,013.5	$3,970.2
Goodwill acquired, including post acquisition adjustments	3,553.0	1,235.0	63.9	4,851.9
Goodwill disposed, including impact of deconsolidation transactions	—	—	(3.1)	(3.1)
Balance at December 31, 2016	$5,509.7	$1,235.0	$2,074.3	$8,819.0

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

Approximately $4.52 billion of goodwill was recorded in the Company's physician services and medical transportation services segments as a direct result of the Merger and is considered preliminary for the year ended December 31, 2016. In addition, during the year ended December 31, 2016, physician services goodwill increased due to the acquisition of eleven physician practices and ambulatory services goodwill increased due to the acquisition of seven surgery centers. The increase in goodwill from acquisitions was offset by $3.1 million of goodwill disposed due to the disposal or deconsolidation of five surgery centers within the ambulatory services segment.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Intangible assets consist primarily of customer relationships with hospitals, capitalized software, trade names and certain amortizable and non-amortizable non-compete and customer agreements. The table below illustrates the useful lives of each class of intangible assets and the remaining weighted average amortization period.

Amortizable Intangible Assets	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	19.2
Capitalized software	3 to 5 years	4.1
Trade names	1 year	0.9
Agreements, contracts and other	3 to 15 years	4.0

Intangible assets at December 31, 2016 and 2015 consisted of the following (in millions):

	2016 (1)			2015
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$3,905.0	$(157.4)	$3,747.6	$1,380.0	$(74.5)	$1,305.5
Capitalized software	173.2	(42.8)	130.4	71.4	(28.1)	43.3
Trade names	25.0	(2.1)	22.9	—	—	—
Agreements, contracts and other	13.2	(4.7)	8.5	11.3	(2.5)	8.8
Total amortizable intangible assets	4,116.4	(207.0)	3,909.4	1,462.7	(105.1)	1,357.6
Non-amortizable intangible assets:
Trade names	670.0	—	670.0	228.0	—	228.0
Licenses	16.5	—	16.5	—	—	—
Restrictive covenant arrangements	9.0	—	9.0	9.0	—	9.0
Total non-amortizable intangible assets	695.5	—	695.5	237.0	—	237.0
Total intangible assets	$4,811.9	$(207.0)	$4,604.9	$1,699.7	$(105.1)	$1,594.6

(1)
Intangible assets acquired during the EHH merger have been preliminarily recorded at fair value as of the merger date, December 1, 2016. See Note 4 for further discussion of valuation methodology. Amounts recorded are subject to material change as a result of the final purchase price allocation.

Approximately $3.26 billion of intangible assets, primarily customer relationships and non-amortizable trade names, were recorded during the year ended December 31, 2016, of which approximately $2.53 billion are estimated to be amortized over a weighted average period of 20 years with no expected residual values.

Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $102.1 million, $62.1 million and $27.5 million, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2016 is $263.0 million, $227.6 million, $220.7 million, $212.5 million, $204.1 million and $2.78 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.5 years with no expected residual values.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(10) Other Assets

The following table presents a summary of items comprising other assets in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	2016	2015
Insurance receivable	$98.7	$14.3
Deferred compensation fund	37.1	16.6
Refunds, deposits and escrow	15.5	1.6
Long term notes receivable	1.3	1.8
Other	9.0	4.1
Total other assets	$161.6	$38.4

(11) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	2016	2015
Insurance reserves	$134.6	$14.3
Deferred revenue	34.1	3.3
Refunds payable	33.6	48.4
Current income taxes payable	1.5	7.9
Other	189.6	26.0
Total other accrued liabilities	$393.4	$99.9

Deferred revenue primarily consists of fire protection service contracts in the medical transportation services segment. The subscription fees, which are generally received in advance, are deferred and recognized on a straight-line basis over the term of the subscription agreement, which is generally one year.

(12) Long-term Debt

Long-term debt at December 31, 2016 and 2015 consisted of the following (in millions):

	2016	2015
Term Loan B - 2023	$3,495.0	$—
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	—
Senior Unsecured Notes due 2024 (6.25%)	550.0	—
Senior Unsecured Notes due 2020 (5.625%)	—	250.0
Revolving credit agreement	—	175.0
Term Loan B - 2021	—	857.0
Other debt at an average interest rate of 3.5%, due through 2025	20.9	24.9
Capitalized lease arrangements at an average interest rate of 6.4%, due through 2031	33.7	18.7
	5,949.6	2,425.6
Less current portion	47.0	20.4
Less net deferred financing costs	111.0	47.2
Long-term debt	$5,791.6	$2,358.0

Principal payments required on the Company’s long-term debt and capital leases in the five years and thereafter subsequent to December 31, 2016 are $47.4 million, $44.4 million, $40.6 million, $38.7 million, $37.4 million, and $5.74 billion. The fair value of the Company's fixed rate long-term debt of $2.47 billion approximated its carrying value of $2.45 billion. The Company's variable rate

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

long-term debt approximated its carrying value of $3.50 billion at December 31, 2016.  With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s senior unsecured notes (Level 1) is determined based on quoted prices in an active market.

During the year ended December 31, 2016, as a result of the Merger, the Company recorded $94.9 million and wrote off $21.8 million of deferred financing costs associated with debt that was satisfied upon close of the Merger. The Company amortizes the deferred financing costs to interest expense over the life of the respective debt instrument.

a.	Term Loan B - 2023

On December 1, 2016, the Company incurred term loan borrowings in an aggregate principal amount of $3.50 billion that mature on December 1, 2023, as described below, by assuming the term loan borrowings made in connection with the Merger through a wholly owned finance subsidiary of EHH (the Prior Envision Borrower) immediately prior to the consummation of the Merger.

On December 1, 2016, the Company entered into a Seventh Amendment to Term Loan Credit Agreement (Seventh Amendment), amending the term loan credit facility assumed by the Company pursuant to the merger with EHH, pursuant to which it incurred a term loan tranche in the aggregate principal amount of $3.50 billion that matures on December 1, 2023 (Term Loan B - 2023) and made certain other modifications to terms of the Term Loan Facility. The Term Loan Credit Agreement provides the right for individual lenders to extend the maturity date of their loans upon the request of the Borrower and without the consent of any other lender.

Subject to specified conditions, without the consent of the then existing lenders (but subject to the receipt of commitments), the Term Loan Facility may be expanded (or a new term loan facility or revolving credit facility added) by up to (i) $1.30 billion plus (ii) an additional amount as will not cause the net first lien leverage ratio after giving effect to the incurrence of such additional amount to exceed 4.0 to 1.0, as calculated pursuant to the Term Loan Facility.

The Term Loan B - 2023 under the Term Loan Facility bear interest initially at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate, which will be the highest of the prime rate established by the administrative agent from time to time, 0.50% in excess of the greater of (i) the overnight federal funds rate or (ii) the composite overnight federal funds and overnight LIBOR rate, the one-month LIBOR rate (adjusted for maximum reserves) plus 1.0% per annum and 1.75% per annum, plus, in each case, a minimum of 2.00% per annum (4.00% at December 31, 2016).

The Term Loan B - 2023 does not contain financial covenants and is secured by a pledge of the stock of the Company’s wholly owned subsidiaries and certain of the Company’s less than wholly owned subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants, including limitations, subject to customary exceptions including the ability to enter into or guarantee additional borrowings, redeem or repurchase stock, and pay dividends. The Company was in compliance with the covenants contained in the Term Loan B - 2023 at December 31, 2016.

b.	ABL Facility

On December 1, 2016, in connection with the Merger, the Company assumed EHH’s asset-based revolving credit facility providing for revolving borrowings of up to $850.0 million, subject to borrowing base availability, as described below. At the completion of the merger, all outstanding borrowings under the ABL Facility (as defined below) of the Prior Envision Borrower were repaid.

On December 1, 2016, the Company entered into a Third Amendment to ABL Credit Agreement (the “Third Amendment” and, together with the Seventh Amendment, the “Credit Agreement Amendments”), pursuant to which all outstanding loans under the ABL Facility were repaid, the ABL Facility was increased to provide for an asset-based revolving credit facility in the amount of up to $850.0 million, subject to borrowing base availability, and letter of credit and swingline sub-facilities. Amounts are available under the ABL Facility in U.S. dollars. In addition, subject to certain terms and conditions, the Company is entitled to request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments does not exceed $1.35 billion. The final maturity date of the ABL Facility is December 1, 2021. The ABL Credit Agreement provides the right for individual lenders to extend the maturity date of their commitments and loans upon the request of the Company and without the consent of any other lender.

The “borrowing base” is defined in the ABL Credit Agreement as, at any time, the sum of (i) 85% of the eligible accounts receivable of each ABL Borrower and each guarantor (A/R Amount); plus (ii) the lesser of 50% of the lower of cost and fair market value of the eligible inventory of the ABL Borrower and each guarantor and 5% of the A/R Amount; plus (iii) the lesser of accounts receivable of

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

the ABL Borrower and each guarantor aged 180–360 days that are otherwise eligible accounts receivable and 5% of the A/R Amount; minus (iv) such availability reserves as the administrative agent, in its permitted discretion, deems appropriate at such time; minus (v) the outstanding principal amount of any future term loans (if any) incurred pursuant to the ABL Credit Agreement. As of December 31, 2016, the maximum available under the ABL Facility was $811.2 million.

As of December 31, 2016, letters of credit outstanding which impact the available credit under the ABL Facility were $133.9 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

The revolving credit loans under the ABL Facility bear interest initially at a rate equal to (i) LIBOR plus, an applicable margin, which shall be determined based on the average daily excess availability, or (ii) the alternate base rate, which will be the highest of the prime rate established by the administrative agent from time to time, 0.50% in excess of the greater of (i) the overnight federal funds rate or (ii) the composite overnight federal funds and overnight LIBOR rate, the one-month LIBOR rate (adjusted for maximum reserves) plus 1.0% per annum, plus, in each case, an applicable margin, which shall be determined based on the average daily excess availability. The ABL Facility bears a commitment fee that is payable quarterly in arrears, based on the utilization of the ABL Facility, and customary letter of credit fees.

The ABL Facility contains customary affirmative and negative covenants, including limitations, subject to customary exceptions including the ability to enter into or guarantee additional borrowings, redeem or repurchase stock, and pay dividends. The negative covenants are subject to the customary exceptions and in the event the Company is able to satisfy the payment condition, the ABL facility permits the payment of dividends and distributions, investments, permitted acquisitions, payments or redemptions of junior indebtedness, asset sales and mergers, consolidations and sales of all or substantially all assets involving subsidiaries upon satisfaction of a “payment condition.” The payment condition is deemed satisfied upon 30-day specified availability and specified availability exceeding agreed upon thresholds and, in certain cases, the absence of specified events of default or known events of default and pro forma compliance with a fixed charge coverage ratio of 1.0 to 1.0.

There are no financial covenants included in the ABL Credit Agreement, other than a springing minimum fixed charge coverage ratio of at least 1.0 to 1.0, which is tested only when specified availability is less than the greater of (A) $85 million and (B) 10.0% of the lesser of the then applicable borrowing base and the then total effective commitments under the ABL Facility, and continuing until such time as specified availability has been in excess of such threshold for a period of 30 consecutive calendar days.

c.	Term Loan B - 2021 and Credit Facility

Prior to entering into the Company's new Term Loan B - 2023 and ABL Facility, the Company maintained a credit facility that was comprised of an $870.0 million term loan (Term Loan B - 2021) and a $500.0 million revolving credit facility.

The Term Loan B - 2021 had a maturity of July 16, 2021 and bore interest at a rate equal to, at the Company’s option, the alternative base rate as defined in the agreement (ABR) plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, with a LIBOR floor of 0.75%, or a combination thereof. The term loan required quarterly principal payments of 0.25% of the face amount totaling $8.7 million annually.

The revolving credit facility had a maturity of July 16, 2019 and permitted the Company to borrow at an interest rate equal to, at the Company’s option, the ABR plus 1.75% to 2.00% or LIBOR plus 2.75% to 3.00%, or a combination thereof; and provides for a fee of 0.375% of unused commitments.

On December 1, 2016, the Company utilized proceeds received from the Term Loan B - 2023 and the 2024 senior unsecured notes to repay the outstanding obligations under the Term Loan B and existing revolving credit facility.

d.	Senior Unsecured Notes

5.625% 2022 Senior Unsecured Notes

On July 16, 2014, the Company completed a private offering of $1.10 billion aggregate principal amount of 5.625% senior unsecured notes due 2022 (5.625% 2022 Senior Unsecured Notes). On February 19, 2015, the Company completed an offer to exchange the outstanding 5.625% 2022 Senior Unsecured Notes, for an equal amount of such notes that are registered under the Securities Act. The 5.625% 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly owned domestic subsidiaries. The 5.625% 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior unsecured debt of the Company, senior to all existing and future subordinated debt of the Company and are effectively subordinated to all of the Company's secured debt. Interest on the 5.625% 2022 Senior

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15, beginning on January 15, 2015, and ending on the maturity date of July 15, 2022.

Prior to July 15, 2017, the Company may redeem up to 35% of the aggregate principal amount of the 5.625% 2022 Senior Unsecured Notes at a redemption price of 105.625% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings. On or after July 15, 2017, the Company may redeem the 5.625% 2022 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on July 15 of the years indicated below:

Period	Redemption Price
2017	104.219%
2018	102.813%
2019	101.406%
2020 and thereafter	100.000%

The 5.625% 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 5.625% 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 5.625% 2022 Senior Unsecured Notes at December 31, 2016.

5.125% 2022 Senior Unsecured Notes

Upon completion of the merger on December 1, 2016, the Company assumed $750.0 million aggregate principal amount of 5.125% senior unsecured notes due 2022 (5.125% 2022 Senior Unsecured Notes), which were issued on June 18, 2014 by the Prior Envision Borrower. The 5.125% 2022 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by each of the Company’s existing and subsequently acquired or organized wholly owned domestic subsidiaries. The 5.125% 2022 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior unsecured debt of the Company, senior to all existing and future subordinated debt of the Company, and are effectively subordinated to all of the Company's secured debt. Interest on the 5.125% 2022 Senior Unsecured Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017, and ending on the maturity date of July 1, 2022.

Prior to July 1, 2017, the Company may redeem up to 40% of the aggregate principal amount of the 5.125% 2022 Senior Unsecured Notes at a redemption price of 105.125% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings. On or after July 1, 2017, the Company may redeem the 5.125% 2022 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on July 1 of the years indicated below:

Period	Redemption Price
2017	103.884%
2018	102.563%
2019	101.281%
2020 and thereafter	100.000%

The 5.125% 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 5.125% 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 5.125% 2022 Senior Unsecured Notes at December 31, 2016.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

6.25% 2024 Senior Unsecured Notes

Upon completion of the merger on December 1, 2016, the Company completed a private offering of $550.0 million aggregate principal amount of 6.25% senior unsecured notes due 2024 (6.25% 2024 Senior Unsecured Notes). The 6.25% 2024 Senior Unsecured Notes are unsecured obligations of the Company and are guaranteed by the Company and existing and subsequently acquired or organized wholly owned domestic subsidiaries. The 6.25% 2024 Senior Unsecured Notes are pari passu in right of payment with all the existing and future senior unsecured debt of the Company, senior to all existing and future subordinated debt of the Company, and are effectively subordinated to all of the Company's secured debt. Interest on the 6.25% 2024 Senior Unsecured Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2017, and ending on the maturity date of December 1, 2024.

Prior to December 1, 2019, the Company may redeem up to 40% of the aggregate principal amount of the 6.25% 2024 Senior Unsecured Notes at a redemption price of 106.250% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, using proceeds of one or more equity offerings. On or after December 1, 2019, the Company may redeem the 6.25% 2024 Senior Unsecured Notes in whole or in part. The redemption price for such a redemption (expressed as percentages of principal amount) is set forth below, plus accrued and unpaid interest and liquidated damages, if any, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

Period	Redemption Price
2019	104.688%
2020	103.125%
2021	101.563%
2022 and thereafter	100.000%

The 6.25% 2024 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 6.25% 2024 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 6.25% 2024 Senior Unsecured Notes at December 31, 2016.

5.625% 2020 Senior Unsecured Notes

On November 20, 2012, the Company completed a private offering of $250.0 million aggregate principal amount of 5.625% senior unsecured notes due 2020 (5.625% 2020 Senior Unsecured Notes). On December 12, 2016 the Company completed its tender offer to purchase for cash any and all outstanding 5.625% 2020 Senior Unsecured Notes. Holders of 95.07% of the outstanding $250.0 million aggregate principal amount 5.625% 2020 Senior Unsecured Notes validly tendered their notes. Following the completion of the tender offer, the Company redeemed all of the remaining 5.625% 2020 Senior Unsecured Notes outstanding at a redemption price of 102.813% and satisfied and discharged the indenture for the notes. As a result of the early extinguishment, the Company paid an early termination fee of approximately $8.4 million to the holders of the 5.625% 2020 Senior Unsecured Notes, which is recognized as a component of debt extinguishment costs during the year ended December 31, 2016 in the accompanying statements of operations.

e.	Senior Secured Notes

During 2010, the Company issued $75.0 million principal amount of senior secured notes due 2020 (Senior Secured Notes) pursuant to a note purchase agreement. The Senior Secured Notes had a maturity date of May 28, 2020. On July 16, 2014, the Company redeemed the Senior Secured Notes utilizing proceeds received from its common and preferred stock offerings. As a result of the early extinguishment, the Company paid an early termination fee of approximately $12.4 million to the holders of the Senior Secured Notes, which is recognized as a component of debt extinguishment costs during the year ended December 31, 2014 in the accompanying statements of operations.

f.	Other debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the surgery centers with a book value of approximately $35.4 million. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

g.	Certain Limitations on Restricted Payments

The Company’s Term Loan Facility, ABL Facility and the indentures governing the 5.625% 2020 Senior Unsecured Notes, the 5.125% 2022 Senior Unsecured Notes, and the 6.250% 2024 Senior Unsecured Notes (collectively, Debt Agreements) contain covenants that, among other things, limit the Company’s ability to make restricted payments, including payments of dividends on, and repurchase of, the Company’s capital stock. These restrictive covenants are subject to applicable exceptions contained in the Debt Agreements and the Company has sufficient capacity under such exceptions to complete a dividend in excess of the Company’s net income for the year ended December 31, 2016. While the Debt Agreements restrict the Company’s ability to pay dividends to its stockholders, the Debt Agreements generally do not restrict the ability of the Company’s restricted subsidiaries to make dividends to the Company.

(13) Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2013. With few exceptions, the Company is no longer subject to U.S. state income tax examinations for the years prior to 2012.

Total income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 was included within the following sections of the consolidated financial statements as follows (in millions):

	2016	2015	2014
Earnings (loss) from continuing operations	$(0.9)	$113.8	$48.1
Net loss from discontinued operations	—	(0.7)	(0.6)
Stockholders’ equity	(2.1)	(2.2)	(3.2)
Total	$(3.0)	$110.9	$44.3

Income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2015 and 2014 was comprised of the following (in millions):

	2016	2015	2014
Current:
Federal	$64.8	$83.2	$8.6
State	11.0	14.3	4.4
Deferred:
Federal	(66.7)	11.7	27.5
State	(10.0)	4.6	7.6
Income tax expense (benefit)	$(0.9)	$113.8	$48.1

Income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2015 and 2014 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings or loss before income taxes as a result of the following (in millions):

	2016	2015	2014
Statutory federal income tax	$71.6	$173.6	$103.0
Less federal income tax assumed directly by noncontrolling interests	(79.0)	(76.4)	(66.8)
State income taxes, net of federal income tax benefit	1.0	11.6	6.6
Increase (decrease) in valuation allowances	(11.0)	0.3	4.7
Transaction-related items	13.5	1.1	2.9
Interest related to unrecognized tax benefits	—	(0.5)	(0.2)
Other	3.0	4.1	(2.1)
Income tax expense (benefit)	$(0.9)	$113.8	$48.1

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its statement of operations.

Decreases in interest and penalty obligations of $0.1 million, $0.2 million and $0.1 million were recognized in the consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014, respectively, resulting in a total recognition of interest and penalty obligations of approximately $1.7 million and $0.8 million in the consolidated balance sheet at December 31, 2016 and 2015, respectively.

A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	2016	2015	2014
Balance at beginning of year	$3.4	$7.3	$6.3
Additions for current year acquisitions	14.9	—	—
Additions for tax positions of current year	—	—	0.2
Increases (decreases) for tax positions taken during a prior period	—	(1.0)	1.1
Lapse of statute of limitations	(1.1)	(2.9)	(0.3)
Balance at end of year	$17.2	$3.4	$7.3

The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $2.6 to $5.2 million, as a result of a lapse of the statute of limitations and settlements primarily with state taxing authorities. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $15.0 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Deferred tax assets:
Allowance for uncollectible accounts	$14.8	$3.3
Share-based compensation	86.4	10.7
Deferred compensation	48.4	33.1
Accrued liabilities and other	63.4	18.0
Medical malpractice	65.6	19.0
Operating and capital loss carryforwards	115.0	29.7
Valuation allowances	(23.0)	(21.8)
Total deferred tax assets	370.6	92.0
Deferred tax liabilities:
Prepaid expenses and other	7.0	1.8
Accrual to cash	172.8	10.3
Attribute reduction	50.5	—
Property and equipment	112.8	16.8
Intangible assets	1,708.2	762.6
Total deferred tax liabilities	2,051.3	791.5
Net deferred tax liabilities	$1,680.7	$699.5

A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. The Company has determined that it is more likely than not that certain deferred tax assets may not be realized. Therefore, a valuation allowance of $23.0 million and $21.8 million has been established as of December 31, 2016 and 2015, respectively. The Company has federal net operating and capital loss carryforwards of $236.7 million, which expire in the years 2017 to 2036. The Company has state net operating loss and credit carryforwards which expire in the years 2017 to 2036.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(14) Insurance Reserves

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice), auto, workers’ compensation and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2016.

The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims are not discounted.

Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

At December 31, 2016, the Company's accrued insurance reserves are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	2016	2015
Third-party insurance reserves	$111.4	$33.2
Estimated losses under self-insured programs	197.2	28.5
Incurred but not reported losses	196.5	20.5
Total accrued insurance reserves	505.1	82.2
Less estimated losses payable within one year	134.6	14.3
Total	$370.5	$67.9

The changes to the Company's estimated losses under insurance programs as of December 31, 2016 and 2015 were as follows (in millions):

	2016	2015
Balance, beginning of year	$82.2	$58.9
Assumed liabilities through acquisitions	405.5	13.3
Provision related to current period reserves	30.3	15.9
Payments for current period reserves	(1.5)	(4.5)
Benefit related to changes in prior period reserves	(0.9)	(0.4)
Payments for prior period reserves	(19.5)	(8.9)
Change in third-party insurance reserves	14.4	9.2
Other, net	(5.4)	(1.3)
Balance, end of year	$505.1	$82.2

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(15) Other Long-Term Liabilities

The following table presents a summary of items comprising other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	2016	2015
Deferred compensation liabilities	$36.0	$15.8
Deferred rent	33.6	19.0
Tax-effected unrecognized benefits	17.2	3.4
Other	54.2	9.4
Other long-term liabilities	$141.0	$47.6

(16) Leases

The Company has entered into various building, vehicles and equipment capital and operating leases in operation and under development and for office space, expiring at various dates through 2036. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2016 were as follows (in millions):

Year Ended December 31,	Capital Leases	Operating Leases
2017	$6.4	$117.9
2018	5.3	99.6
2019	3.8	91.6
2020	3.3	82.6
2021	3.1	76.6
Thereafter	29.5	392.9
Total minimum rentals	51.4	$861.2
Less amounts representing interest at an average interest rate of 6.4%	17.7
Capital lease obligations	$33.7

At December 31, 2016, buildings, vehicles and equipment with a cost of approximately $41.1 million and accumulated depreciation of approximately $8.1 million were held under capital leases.

Rental expense for operating leases for the years ended December 31, 2016, 2015 and 2014 was approximately $84.1 million, $74.6 million and $66.1 million, respectively. The Company and certain partners in its ambulatory services segment have guaranteed payment for some of these leases. Included in these amounts, the Company incurred lease expenses of $24.3 million, $27.6 million and $27.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, under operating lease agreements with physician partners who are related parties from the ambulatory services segment. Management believes the negotiated rates were equal to fair market value at the inception of the leases based on relevant market data.

(17) Employee Benefit Programs

Defined Contribution Plan

The Company maintains multiple qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code. These plans are defined contribution plans covering substantially all employees of the Company and provide for voluntary contributions by employees, subject to certain limits. Company contributions are primarily based on specified percentages of employee compensation. In some instances, the plan may allow for elective or required Company contributions subject to the limits defined by each plan. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2016, 2015 and 2014 were approximately $31.3 million, $14.1 million and $7.2 million, respectively, and vest immediately or incrementally over a period of four to five years, depending on the plan and the tenures of the respective employees for which the contributions were made.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Supplemental Executive and Director Retirement Savings Plan

The Company maintains the Supplemental Executive and Director Retirement Savings Plan (SERP). The SERP is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years. Upon the Merger, all unvested amounts from the legacy AmSurg plan became immediately vested. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in other assets. Employer contributions to this plan for the years ended December 31, 2016, 2015 and 2014 were approximately $3.6 million, $5.2 million and $0.8 million, respectively. As of December 31, 2016 and 2015, the cash surrender value of the supplemental executive and director retirement savings plan investments, which are included in other assets in the accompanying consolidated balance sheets, was $30.8 million and $15.6 million, respectively.

Defined Benefit Pension Plan

As part of the Company’s merger with EHH, the Company acquired a frozen defined benefit pension plan (the “Pension Plan”) that covers eligible employees of one of EHH’s subsidiaries, primarily those covered by collective bargaining arrangements. Eligibility is achieved upon the completion of one year of service. Participants become fully vested in their accrued benefit after the completion of five years of service. As part of the freezing of the Pension Plan, no new benefits accrue and no hours of service earned after the freeze date will count in determining a participant’s average annual earnings. Benefits expense under this plan was approximately $0.1 million for the year ended December 31, 2016. The net accrued benefits liability under this plan totaled $22.1 million at December 31, 2016.

Collective Bargaining Agreements

Approximately 43% of the Company's medical transportation segment employees are represented by 71 active collective bargaining agreements. There are 33 operational locations representing approximately 4,600 employees currently in the process of negotiations or will be subject to negotiation in 2017. In addition, 14 collective bargaining agreements, representing approximately 4,600 employees will be subject to negotiations in 2018. While the Company believes it maintains a good working relationship with its employees, the Company has experienced some union work actions. The Company does not expect these actions to have a material adverse effect on its ability to provide service to its patients and communities.

(18) Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. Other than the proceedings described below, the Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company is subject to litigation arising in the ordinary course of business, including litigation principally relating to professional and general liability, auto accident and workers’ compensation claims. There can be no assurance that the Company's insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. The Company believes that it is not engaged in any legal proceedings that is expected will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

From time to time, in the ordinary course of business and like others in the industry, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and takes appropriate action. The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

On August 7, 2012, EmCare received a subpoena from the Office of Inspector General of the Department of Health and Human Services (OIG) requesting documents focused on EmCare’s contracts for services at hospitals affiliated with Health Management Associates, Inc. (HMA). The Company is a named defendant in two lawsuits filed by whistleblowers alleging misconduct by HMA and certain other parties (the HMA Lawsuits). The federal government has not intervened in these matters as they relate to allegations against EmCare. The Company continues to engage in dialogue with the government to resolve this matter. As the Company has made significant progress towards resolution with the government, the Company has recorded a reserve of $30.0 million based on estimates of probable exposure.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Four putative class action lawsuits were filed against certain subsidiaries of the Company's medical transportation segment in California alleging violations of California wage and hour laws, including failures to pay overtime wages and to provide required breaks to employees. On April 16, 2008, L. Bartoni commenced a suit in the Superior Court of California, Alameda County, on July 8, 2008, Vaughn Banta filed suit in the Superior Court of California, Los Angeles County (L.A. Superior Court), on January 22, 2009, Laura Karapetian filed suit in the L.A. Superior Court, and on March 11, 2010, Melanie Aguilar filed suit in L.A. Superior Court. The Aguilar and Karapetian cases were consolidated into a single action. In the Bartoni case, the court denied class certification, a decision that is being appealed. In each of the Banta and Karapetian/Aguilar cases, while all classes have been decertified, the plaintiffs have asserted representative claims on behalf of similarly situated employees under the California Private Attorney General Act. The Company is unable at this time to estimate the amount of potential damages, if any.

In 2012, the Company's Rural/Metro subsidiary entered into a Corporate Integrity Agreement (CIA) with the OIG in connection with a qui tam action alleging that Rural/Metro had falsified Medicare documents and improperly billed for ambulance services. The CIA requires the Company to maintain a compliance program. This program includes, among other elements, the appointment of a compliance officer and committee, training of employees nationwide, safeguards for ambulance billing operations, review by an independent review organization, and reporting of certain events. The term of the CIA is five years and is set to expire in June 2017. AMR was previously subject to a separate CIA with the OIG relating to AMR, pursuant to which the Company agreed to adopt certain compliance related policies and practices. While the Company continues to maintain its corporate compliance program, and is still subject to Rural/Metro’s CIA, the Company was released from AMR’s CIA in January 2017.

Insurance Programs

Given the nature of the services provided, the Company and its subsidiaries are subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of the professional liability loss risks are being provided by a third-party insurer which is fully reinsured by the Company's wholly owned captive insurance subsidiary. The assets, liabilities and results of operations of the wholly owned captive are consolidated in the accompanying consolidated financial statements. The liabilities for self-insurance in the accompanying consolidated balance sheets include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. The Company also obtains professional liability insurance on a claims-made basis from third-party insurers for its surgery centers and certain of its owned practices and employed physicians.

The Company’s reserves for professional liability claims within the self-insured retention are based upon periodic actuarial calculations. These actuarial estimates consider historical claims frequency and severity, loss development patterns and other actuarial assumptions and are not discounted to present value.

The Company also maintains insurance for director and officer liability, workers’ compensation liability and property damage. Certain policies are subject to deductibles. In addition to the insurance coverage provided, the Company indemnifies its officers and directors for actions taken on behalf of the Company and its subsidiaries.

Redeemable Noncontrolling Interests

Certain of the Company’s wholly owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2016. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(19) Stockholders’ Equity

a.	Common Stock

On December 1, 2016, the Company completed the Merger. Under the terms of the merger agreement, upon completion of the Merger, each share of AmSurg common stock was converted into one share of Company common stock, par value of $0.01 per share, and each share of EHH common stock was converted into 0.334 shares of Company common stock, par value of $0.01 per share. Pursuant to the Merger, the Company issued 62,582,161 shares of common stock to the former stockholders of EHH which represented the conversion of all outstanding common stock of EHH as of December 1, 2016.

During December 2015, the Company issued 5,835,000 shares of its common stock in a public offering, at $80.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $19.1 million. Proceeds were used to repay a portion of the Company's revolving credit facility, to fund a portion of the acquisitions completed during the year ended 2015 and for general corporate purposes.

On July 2, 2014, the Company issued 9,775,000 shares of its common stock in a public offering, at $45.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $18.5 million. Proceeds from the issuance were used to satisfy certain debt obligations with the remaining amount utilized to fund a portion of the Sheridan acquisition. In addition, on July 16, 2014, the Company issued 5,713,909 shares of its common stock directly to the former owners of Sheridan as part of the total consideration for the Sheridan acquisition. The Company registered these shares with the SEC in October of 2014. The former owners of Sheridan subsequently sold their shares in November of 2014.

In addition, the Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements. During 2016 and 2015, the Company repurchased approximately 83,000 shares and 67,000 shares, respectively, of common stock for approximately $6.1 million and $3.7 million, respectively.

b.	Preferred Stock

Under the terms of the merger agreement, upon completion of the Merger, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (“AmSurg Preferred Stock”) was converted into one share, par value of $0.01 per share, of Company 5.25% mandatory convertible preferred stock, Series A-1 (“Company Preferred Stock”). Pursuant to the Mergers, the Company issued 1,725,000 shares of Company Preferred Stock.

On July 2, 2014, the Company issued 1,725,000 shares of its mandatory convertible preferred stock in a public offering, at $100.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $5.9 million.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by the Company's Board of Directors, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount.

During each of the years ended December 31, 2016 and 2015, the Company's Board of Directors declared four dividends each totaling $1.3125 per share in cash, or $2.3 million, for the Company's mandatory convertible preferred stock. All dividends declared during 2016 have been paid except those dividends declared on November 21, 2016, which were funded to the paying agent to be paid on January 1, 2017 to the stockholders of record as of December 15, 2016.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

On August 29, 2014, the Company's Board of Directors declared its first dividend of $1.2979 per share in cash, or $2.2 million and on November 25, 2014, the Company's Board of Directors declared a dividend for $1.3125 per share, or $2.3 million for the Company's mandatory convertible preferred stock.

c.	Stock Incentive Plans

Transactions in which the Company receives employee and non-employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the Company’s equity securities or may be settled by the issuance of these securities are accounted using a fair value method. The Company applies the Black-Scholes method of valuation in determining share-based compensation expense for option awards. For performance share units, the Company utilizes the Monte-Carlo method of valuation. For awards with graded vesting schedules, the Company recognizes compensation expense using the accelerated method. Forfeitures are recognized as incurred.

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan ("2014 Plan"), which was amended in May 2016. The Company also has unvested restricted stock unit awards and fully vested options outstanding under the AmSurg Corp. 2006 Stock Incentive Plan, as amended, under which no additional awards may be granted. Under these plans, the Company has granted restricted stock unit awards, performance-based restricted stock units (PSUs), and non-qualified options to purchase shares of common stock to employees and outside directors from its authorized but unissued common stock. At December 31, 2016, 3,200,000 shares were authorized for grant under the 2014 Plan and 2,336,997 shares were available for future equity grants. Restricted stock unit awards under the 2014 Plan granted to outside directors vests on the first anniversary of the date of grant. Restricted stock unit awards granted to employees under the 2014 Plan vests over four years in three equal installments beginning on the second anniversary of the date of grant. The fair value of restricted stock unit awards is determined based on the closing bid price of the Company’s common stock on the grant date. Under Company policy, shares held by outside directors and senior management are subject to certain holding requirements and restrictions.

The Company did not issue options subsequent to 2008 from the 2014 Plan, and all outstanding options are fully vested. Options were granted at market value on the date of the grant and vested over four years. Outstanding options have a term of ten years from the date of grant.

On December 1, 2016, upon completion of the Merger, each outstanding option to purchase shares of EHH common stock and each outstanding EHH stock unit (including stock units subject to time-based and performance-based vesting conditions) were converted into an option to purchase 0.334 shares of common stock of the Company and 0.334 stock units of the Company, respectively. Each option and stock unit continues to have the same terms and conditions as were in effect under the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan ("2013 Plan") prior to the completion of the Merger. Accordingly, at December 1, 2016, unexercised and unvested options under the 2013 Plan were converted to options to purchase shares of the Company's stock. Performance share units and restricted stock unit awards under the 2013 Plan were converted to stock units of the Company. At December 31, 2016, 4,622,453 shares were available for future equity grants under the 2013 Plan. Non-performance and performance-based awards have a time-based vesting ranging from one to three years. All options have a term of ten years from the date of grant. No participant may be granted in any calendar year awards covering more than 2.5 million shares of common stock or 1.5 million performance awards up to a maximum dollar value of $5.0 million.

As part of the Merger, the Company also assumed certain equity awards granted by EHH pursuant to a long-term incentive plan (the “2016 LTIP”) which includes stock options, restricted stock unit awards, and market-based performance share units in combination. The stock options and restricted stock vest ratably over three years. The market-based performance share units vest based on achievement of both the three-year service condition and market condition. The holders of the restricted stock unit awards and market-based performance share units are entitled to receive cash dividend equivalents related to regular cash dividends paid by the Company.  The LTIP awards were granted under the 2013 Plan.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A summary of the status of and changes for non-vested restricted stock unit awards for the periods presented below is summarized as follows:

		Weighted
	Number	Average
	of Awards	Grant Price
Non-vested awards at January 1, 2014	743,869	$26.54
Awards granted	272,780	43.12
Awards vested	(336,160)	25.69
Awards forfeited	(12,380)	38.94
Non-vested awards at December 31, 2014	668,109	$33.51
Awards granted	313,498	56.19
Awards vested	(233,831)	28.19
Awards forfeited	(13,675)	42.15
Non-vested awards at December 31, 2015	734,101	$44.73
Awards converted as part of the Merger	145,118	68.12
Awards granted	662,146	72.78
Awards vested	(282,597)	40.75
Awards forfeited	(18,242)	61.97
Non-vested awards at December 31, 2016	1,240,526	$63.09

In addition to the non-vested restricted stock unit awards, during the year ended December 31, 2016, the Company granted 74,752 performance-based restricted stock units to certain of its officers and physician employees under the 2014 plan. The fair value of the Company's common stock on the grant date of these PSUs was $74.09. As part of the merger, the PSUs were converted to restricted stock unit awards at 100% of the target performance goal and any future performance goals were removed, as per the award agreement. Although these awards have been converted to restricted stock unit awards, holders will continue to vest in these awards in accordance with the original vesting schedule which was ratable over three years from the date of grant.

At December 1, 2016, outstanding market-based performance share units of historical EHH were converted to market-based performance share units of the Company as part of the Merger. The market-based performance share units continue to have the same terms and conditions as were in effect under the 2016 LTIP. At the Merger, 191,927 market-based performance share units were converted under the 2016 LTIP at a fair value of $62.69 per share. There was no activity between the Merger date and December 31, 2016. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A summary of stock option activity for the periods presented below is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at January 1, 2014	270,464	$23.16	2.5
Options exercised with total intrinsic value of $2.6 million	(111,743)	23.53
Outstanding at December 31, 2014	158,721	$22.89	1.7
Options exercised with total intrinsic value of $4.9 million	(113,220)	22.81
Options terminated	(11,750)	23.42
Outstanding at December 31, 2015	33,751	$22.98	1.1
Options converted at Merger date	3,525,027	20.80	5.2
Options exercised with total intrinsic value of $1.6 million	(40,408)	18.39
Options canceled	(7,256)	27.49
Outstanding at December 31, 2016 with an aggregate intrinsic value of $157.1 million	3,511,114	$20.81	5.1
Vested and Exercisable at December 31, 2016 with an aggregate intrinsic value of $156.3 million	2,952,274	$12.62	4.4

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2016 exercised their options at the Company’s closing stock price on December 31, 2016. There were no stock options granted during the years ended December 31, 2016, 2015 and 2014 except for those converted as part of the merger.

The fair value of each stock option award converted as part of the merger was calculated on the merger date, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company.

Volatility	31.9%
Risk free rate	0.82% - 1.90%
Expected term of options in years	1.0 - 5.0
Expected dividend yield	0%

Other information pertaining to share-based activity for the years ended December 31, 2016, 2015 and 2014 was as follows (in millions):

	2016	2015	2014
Share-based compensation expense	$29.4	$15.0	$10.1
Fair value of shares vested	20.7	13.2	15.1
Cash received from option exercises	0.7	2.6	2.6
Tax benefit from option exercises	3.9	4.0	3.2

As of December 31, 2016, the Company had total unrecognized compensation cost of approximately $44.1 million related to non-vested awards, which the Company expects to recognize over a weighted average period of 1.1 years. During the year ended December 31, 2016, there were 573,518 options that were anti-dilutive. During the years ended December 31, 2015 and 2014, there were no options that were anti-dilutive.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

d.	Earnings per Share

Basic net earnings (loss) attributable to Envision Healthcare Corporation common stockholders, per common share, excludes dilution and is computed by dividing net earnings (loss) attributable to Envision Healthcare Corporation common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) attributable to Envision Healthcare Corporation common stockholders, per common share is computed by dividing net earnings (loss) attributable to Envision Healthcare Corporation common stockholders by the weighted-average number of common shares outstanding during the period plus any potential dilutive common share equivalents, including shares issuable (i) upon the vesting of restricted stock awards, restricted stock units and performance stock units as determined under the treasury stock method and (ii) upon conversion of the Company's mandatory convertible preferred stock as determined under the if-converted method. For purposes of calculating diluted earnings (loss) per share, preferred stock dividends have been subtracted from both net earnings (loss) from continuing operations attributable to Envision Healthcare Corporation and net earnings (loss) attributable to Envision Healthcare Corporation common stockholders in periods in which utilizing the if-converted method would be anti-dilutive.

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Earnings (Loss)	Shares (in thousands)	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2016:
Net loss from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic and diluted)	$(27.7)	59,002	$(0.47)

For the year ended December 31, 2015:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$154.9	48,058	$3.22
Preferred stock dividends	9.1	—
Effect of dilutive securities, options and non-vested shares	—	3,554
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$164.0	51,612	$3.18

For the year ended December 31, 2014:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$50.8	39,311	$1.29
Effect of dilutive securities, options and non-vested shares	—	314
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$50.8	39,625	$1.28

(20) Segment Reporting

Prior to the Merger, the Company operated in two major lines of business, physician services and ambulatory services, which had been identified as its operating and reportable segments. Subsequent to the Merger, the Company has aligned financial results into three operating and reportable segments: physician services, medical transportation and ambulatory services. The physician services segment includes the Company’s hospital-based and non-hospital-based physician services business. The medical transportation segment includes the Company's community-based medical transportation services, including emergency "911", non-emergency, managed transportation, air ambulance and disaster response services. The ambulatory services segment includes the Company’s ambulatory surgery business, which acquires, develops, owns and operates ASCs and surgical hospitals in partnership with physicians and health systems.

The Company’s financial information by operating segment is prepared on an internal management reporting basis and includes allocations of corporate overhead to each segment. This financial information is used by the chief operating decision maker to allocate resources and assess the performance of the operating segments. The Company’s operating segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker which is its Chief Executive Officer.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following table presents financial information for each reportable segment (in millions):

	Year ended December 31,
	2016	2015	2014
Net Revenue:
Physician Services (1) (3)	$2,229.7	$1,336.8	$512.0
Medical Transportation (3)	198.1	—	—
Ambulatory Services	1,268.2	1,230.1	1,109.9
Total	$3,696.0	$2,566.9	$1,621.9

Adjusted Segment EBITDA:
Physician Services (1) (3)	$366.3	$266.1	$107.0
Medical Transportation (3)	24.6	—	—
Ambulatory Services	240.1	226.2	197.5
Total	$631.0	$492.3	$304.5

Adjusted Segment EBITDA:	$631.0	$492.3	$304.5
Earnings from continuing operations attributable to noncontrolling interests	224.1	218.2	190.8
Interest expense, net	(142.4)	(121.5)	(83.3)
Depreciation and amortization	(149.9)	(97.5)	(60.3)
Share-based compensation	(29.4)	(15.0)	(10.1)
Net change in fair value of contingent consideration	2.6	(8.8)	—
Transaction and integration costs	(80.0)	(8.4)	(33.9)
Debt extinguishment costs	(30.3)	—	(16.9)
Impairment charges	(221.3)	—	—
Net gain on deconsolidations	5.7	36.7	3.4
Purchase accounting adjustments	(5.5)	—	—
Earnings from continuing operations before income taxes	$204.6	$496.0	$294.2

Acquisition and Capital Expenditures:
Physician Services (1) (3)	$406.4	$854.4	$28.9
Medical Transportation (3)	10.0	—	—
Ambulatory Services (2)	77.4	168.6	81.2
Total	$493.8	$1,023.0	$110.1

	2016	2015
Assets:
Physician Services	$10,662.9	$3,937.0
Medical Transportation (3)	3,355.1	—
Ambulatory Services	2,690.9	2,562.3
Total	$16,708.9	$6,499.3

(1)	On July 16, 2014, the Company completed the acquisition of Sheridan. Accordingly, historical amounts for periods prior to that date are not included.

(2)	Excludes the purchase price to acquire Sheridan in 2014.

(3)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(21) Financial Information for the Company and Its Subsidiaries

The 2022 Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The 2022 Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with Rule 3-10 of Regulation S-X “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. As a result of the refinancing related to the Merger, the guarantor structure of certain entities changed and these statements have been revised to reflect the current structure post-Merger.

Condensed Consolidating Balance Sheet - December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets (1)
Current assets:
Cash and cash equivalents	$41.6	$59.7	$230.3	$—	$331.6
Insurance collateral	—	0.8	86.2	—	87.0
Accounts receivable, net	—	739.4	1,015.6	—	1,755.0
Supplies inventory	—	37.8	23.4	—	61.2
Prepaid and other current assets	21.2	99.7	56.6	(1.0)	176.5
Total current assets	62.8	937.4	1,412.1	(1.0)	2,411.3
Property and equipment, net	11.6	390.9	192.7	—	595.2
Investments in and advances to affiliates	11,626.9	2,253.1	—	(13,763.1)	116.9
Intercompany receivable	2,324.9	291.2	—	(2,616.1)	—
Goodwill	—	3,795.6	—	5,023.4	8,819.0
Intangible assets, net	12.8	3,019.0	1,573.1	—	4,604.9
Other assets	31.3	81.6	59.4	(10.7)	161.6
Total assets	$14,070.3	$10,768.8	$3,237.3	$(11,367.5)	$16,708.9
Liabilities and Equity (1)
Current liabilities:
Current portion of long-term debt	$35.0	$1.0	$11.0	$—	$47.0
Accounts payable	5.0	65.5	30.8	—	101.3
Accrued salaries and benefits	13.4	263.5	284.3	—	561.2
Accrued interest	51.4	—	—	—	51.4
Other accrued liabilities	3.9	287.6	102.9	(1.0)	393.4
Total current liabilities	108.7	617.6	429.0	(1.0)	1,154.3
Long-term debt, net of deferred financing costs	5,749.0	1.7	40.9	—	5,791.6
Deferred income taxes	1,446.9	—	233.8	—	1,680.7
Insurance reserves	4.2	219.2	147.1	—	370.5
Other long-term liabilities	30.4	71.7	38.9	—	141.0
Intercompany payable	—	2,290.1	326.0	(2,616.1)	—
Noncontrolling interests – redeemable	—	—	70.5	112.4	182.9
Equity:
Total Envision Healthcare Corporation equity	6,731.1	7,568.5	1,745.7	(9,314.2)	6,731.1
Noncontrolling interests – non-redeemable	—	—	205.4	451.4	656.8
Total equity	6,731.1	7,568.5	1,951.1	(8,862.8)	7,387.9
Total liabilities and equity	$14,070.3	$10,768.8	$3,237.3	$(11,367.5)	$16,708.9

(1) Represents the preliminary allocation of fair value of acquired assets and liabilities associated with the Merger.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2015 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$20.4	$24.5	$61.8	$—	$106.7
Insurance collateral	—	—	27.4	—	27.4
Accounts receivable, net	—	140.7	196.6	—	337.3
Supplies inventory	—	—	21.4	—	21.4
Prepaid and other current assets	14.0	14.7	22.6	(6.4)	44.9
Total current assets	34.4	179.9	329.8	(6.4)	537.7
Property and equipment, net	12.5	13.2	163.5	—	189.2
Investments in and advances to affiliates	3,771.5	1,769.5	—	(5,371.8)	169.2
Intercompany receivable	1,466.6	—	—	(1,466.6)	—
Goodwill	—	1,188.7	—	2,781.5	3,970.2
Intangible assets, net	12.8	1,127.3	454.5	—	1,594.6
Other assets	21.2	14.7	2.5	—	38.4
Total assets	$5,319.0	$4,293.3	$950.3	$(4,063.3)	$6,499.3
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$8.7	$—	$11.7	$—	$20.4
Accounts payable	2.8	3.7	26.1	—	32.6
Accrued salaries and benefits	31.5	106.6	64.4	—	202.5
Accrued interest	30.5	—	—	—	30.5
Other accrued liabilities	—	72.3	34.0	(6.4)	99.9
Total current liabilities	73.5	182.6	136.2	(6.4)	385.9
Long-term debt, net of deferred financing costs	2,326.1	—	31.9	—	2,358.0
Deferred income taxes	605.6	—	93.9	—	699.5
Insurance reserves	—	67.9	—	—	67.9
Other long-term liabilities	20.4	6.9	20.3	—	47.6
Intercompany payable	—	1,443.2	23.4	(1,466.6)	—
Noncontrolling interests – redeemable	—	—	63.0	112.7	175.7
Equity:
Total Envision Healthcare Corporation equity	2,293.4	2,592.7	534.0	(3,126.7)	2,293.4
Noncontrolling interests – non-redeemable	—	—	47.6	423.7	471.3
Total equity	2,293.4	2,592.7	581.6	(2,703.0)	2,764.7
Total liabilities and equity	$5,319.0	$4,293.3	$950.3	$(4,063.3)	$6,499.3

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - Year Ended December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$30.8	$1,405.9	$2,309.7	$(50.4)	$3,696.0
Operating expenses:
Salaries and benefits	90.3	1,015.7	1,038.1	(6.3)	2,137.8
Supply cost	—	8.4	194.4		202.8
Insurance expense	2.6	47.1	42.7	(1.9)	90.5
Other operating expenses	21.5	61.5	426.0	(42.2)	466.8
Transaction and integration costs	27.2	52.7	0.1	—	80.0
Impairment charges	—	221.3	—	—	221.3
Depreciation and amortization	4.5	87.5	57.9	—	149.9
Total operating expenses	146.1	1,494.2	1,759.2	(50.4)	3,349.1
Net gain (loss) on disposals and deconsolidations	—	6.6	(0.9)	—	5.7
Equity in earnings of affiliates	114.0	299.2	—	(389.5)	23.7
Operating income	(1.3)	217.5	549.6	(389.5)	376.3
Interest expense (income), net	(8.5)	112.7	38.2	—	142.4
Debt extinguishment costs	30.3	—	—	—	30.3
Other income, net	1.0	—	—	—	1.0
Earnings from continuing operations before income taxes	(22.1)	104.8	511.4	(389.5)	204.6
Income tax expense (benefit)	(3.5)	(10.3)	12.9	—	(0.9)
Net earnings (loss)	(18.6)	115.1	498.5	(389.5)	205.5
Net earnings attributable to noncontrolling interests	—	1.1	223.0	—	224.1
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(18.6)	114.0	275.5	(389.5)	(18.6)
Preferred stock dividends	(9.1)	—	—	—	(9.1)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$114.0	$275.5	$(389.5)	$(27.7)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(18.6)	$113.8	$275.5	$(389.5)	$(18.8)

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - Year Ended December 31, 2015 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$28.6	$817.1	$1,799.9	$(78.7)	$2,566.9
Operating expenses:
Salaries and benefits	69.1	590.2	660.6	(0.5)	1,319.4
Supply cost	—	1.6	182.7	(0.1)	184.2
Insurance expense	1.0	26.8	29.1	—	56.9
Other operating expenses	23.6	73.6	316.8	(78.1)	335.9
Transaction and integration costs	1.8	6.6	—	—	8.4
Depreciation and amortization	3.9	42.0	51.6	—	97.5
Total operating expenses	99.4	740.8	1,240.8	(78.7)	2,002.3
Net gain (loss) on disposals and deconsolidations	—	37.3	(0.6)	—	36.7
Equity in earnings of affiliates	312.7	321.3	—	(617.8)	16.2
Operating income	241.9	434.9	558.5	(617.8)	617.5
Interest expense, net	41.1	66.9	13.5	—	121.5
Earnings from continuing operations before income taxes	200.8	368.0	545.0	(617.8)	496.0
Income tax expense	36.8	55.3	21.7	—	113.8
Net earnings from continuing operations	164.0	312.7	523.3	(617.8)	382.2
Net loss from discontinued operations	(1.0)	—	—	—	(1.0)
Net earnings	163.0	312.7	523.3	(617.8)	381.2
Less net earnings attributable to noncontrolling interests	—	—	218.2	—	218.2
Net earnings attributable to Envision Healthcare Corporation stockholders	163.0	312.7	305.1	(617.8)	163.0
Preferred stock dividends	(9.1)	—	—	—	(9.1)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$153.9	$312.7	$305.1	$(617.8)	$153.9
Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$154.9	$312.7	$305.1	$(617.8)	$154.9
Loss from discontinued operations, net of income tax	(1.0)	—	—	—	(1.0)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$153.9	$312.7	$305.1	$(617.8)	$153.9

Comprehensive income attributable to Envision Healthcare Corporation	$163.0	$312.7	$305.1	$(617.8)	$163.0

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2014 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$24.8	$308.5	$1,312.9	$(24.3)	$1,621.9
Operating expenses:
Salaries and benefits	65.7	228.3	411.2	(5.7)	699.5
Supply cost	—	0.9	163.4	—	164.3
Insurance expense	0.9	12.8	15.6	—	29.3
Other operating expenses	17.8	3.2	248.3	(18.6)	250.7
Transaction and integration costs	29.0	4.9	—	—	33.9
Depreciation and amortization	4.0	23.7	32.6	—	60.3
Total operating expenses	117.4	273.8	871.1	(24.3)	1,238.0
Net gain on disposals and deconsolidations	—	3.4	—	—	3.4
Equity in earnings of affiliates	216.6	236.0	—	(445.5)	7.1
Operating income	124.0	274.1	441.8	(445.5)	394.4
Interest expense, net	48.0	33.0	2.3	—	83.3
Debt extinguishment costs	16.9	—	—	—	16.9
Earnings from continuing operations before income taxes	59.1	241.1	439.5	(445.5)	294.2
Income tax expense	8.1	24.5	15.5	—	48.1
Net earnings from continuing operations	51.0	216.6	424.0	(445.5)	246.1
Net earnings (loss) from discontinued operations	2.7	—	(4.0)	—	(1.3)
Net earnings	53.7	216.6	420.0	(445.5)	244.8
Net earnings attributable to noncontrolling interests	—	—	191.1	—	191.1
Net earnings attributable to Envision Healthcare Corporation stockholders	53.7	216.6	228.9	(445.5)	53.7
Preferred stock dividends	(4.5)	—	—	—	(4.5)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$49.2	$216.6	$228.9	$(445.5)	$49.2
Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$46.5	$216.6	$233.2	$(445.5)	$50.8
Earnings (loss) from discontinued operations, net of income tax	2.7	—	(4.3)	—	(1.6)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$49.2	$216.6	$228.9	$(445.5)	$49.2

Comprehensive income attributable to Envision Healthcare Corporation	$53.7	$216.6	$228.9	$(445.5)	$53.7

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$80.7	$240.0	$567.2	$(468.1)	$419.8
Cash flows from investing activities:
Acquisitions and related transactions	(388.5)	(398.2)	—	392.4	(394.3)
Acquisition of property and equipment	(1.4)	(60.8)	(37.3)	—	(99.5)
Increase in cash due to merger	—	50.4	115.4	—	165.8
Increase in cash due to consolidation of previously unconsolidated affiliates	—	—	31.4	—	31.4
Purchases of marketable securities	—	—	(1.6)	—	(1.6)
Maturities of marketable securities	—	—	3.8	—	3.8
Other	—	(17.4)	8.1	—	(9.3)
Net cash flows provided by (used in) investing activities	(389.9)	(426.0)	119.8	392.4	(303.7)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,500.0	—	9.2	—	4,509.2
Repayment on long-term borrowings	(4,045.6)	(0.1)	(16.4)	—	(4,062.1)
Distributions to owners, including noncontrolling interests	—	(215.0)	(480.9)	468.0	(227.9)
Capital contributions	—	388.5	—	(388.5)	—
Financing cost incurred	(103.4)	—	—	—	(103.4)
Changes in intercompany balances with affiliates, net	(11.4)	45.0	(33.6)	—	—
Other financing activities, net	(9.2)	2.8	3.2	(3.8)	(7.0)
Net cash flows provided by (used in) financing activities	330.4	221.2	(518.5)	75.7	108.8
Net increase in cash and cash equivalents	21.2	35.2	168.5	—	224.9
Cash and cash equivalents, beginning of period	20.4	24.5	61.8	—	106.7
Cash and cash equivalents, end of period	$41.6	$59.7	$230.3	$—	$331.6

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2015 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$40.4	$353.6	$490.2	$(346.2)	$538.0
Cash flows from investing activities:
Acquisitions and related transactions	(757.8)	(969.2)	—	764.3	(962.7)
Acquisition of property and equipment	(5.9)	(23.0)	(31.4)	—	(60.3)
Purchases of marketable securities	—	—	(3.9)	—	(3.9)
Maturities of marketable securities	—	—	4.2	—	4.2
Other	—	4.2	1.7	—	5.9
Net cash flows used in investing activities	(763.7)	(988.0)	(29.4)	764.3	(1,016.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	546.0	—	14.1	—	560.1
Repayment on long-term borrowings	(379.7)	—	(12.9)	—	(392.6)
Distributions to owners, including noncontrolling interests	—	(109.9)	(451.2)	346.2	(214.9)
Capital contributions	—	757.8	—	(757.8)	—
Proceeds from common stock offering	466.8	—	—	—	466.8
Payments of equity issuance costs	(19.1)	—	—	—	(19.1)
Financing cost incurred	(1.1)	—	—	—	(1.1)
Changes in intercompany balances with affiliates, net	5.0	—	(5.0)	—	—
Other financing activities, net	(8.6)	(9.8)	3.1	(6.5)	(21.8)
Net cash flows provided by (used in) financing activities	609.3	638.1	(451.9)	(418.1)	377.4
Net increase (decrease) in cash and cash equivalents	(114.0)	3.7	8.9	—	(101.4)
Cash and cash equivalents, beginning of period	134.4	20.8	52.9	—	208.1
Cash and cash equivalents, end of period	$20.4	$24.5	$61.8	$—	$106.7

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2014 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$109.1	$295.8	$433.5	$(413.6)	$424.8
Cash flows from investing activities:
Acquisitions and related transactions	(2,124.1)	(2,188.2)	1.5	2,126.7	(2,184.1)
Acquisition of property and equipment	(7.9)	(9.9)	(22.4)	—	(40.2)
Purchases of marketable securities	—	—	(6.5)	—	(6.5)
Maturities of marketable securities	—	—	3.5	—	3.5
Other	(3.1)	0.4	4.9	—	2.2
Net cash flows used in investing activities	(2,135.1)	(2,197.7)	(19.0)	2,126.7	(2,225.1)
Cash flows from financing activities:
Proceeds from long-term borrowings	2,040.0	—	9.0	—	2,049.0
Repayment on long-term borrowings	(396.5)	—	(12.0)	—	(408.5)
Distributions to owners, including noncontrolling interests	—	(202.2)	(401.5)	413.6	(190.1)
Capital contributions	—	2,124.1	—	(2,124.1)	—
Proceeds from preferred stock offering	172.5	—	—	—	172.5
Proceeds from common stock offering	439.9	—	—	—	439.9
Payments of equity issuance costs	(24.5)	—	—	—	(24.5)
Financing cost incurred	(78.2)	—	—	—	(78.2)
Changes in intercompany balances with affiliates, net	3.0	—	(3.0)	—	—
Other financing activities, net	(2.5)	0.8	1.8	(2.6)	(2.5)
Net cash flows provided by (used in) financing activities	2,153.7	1,922.7	(405.7)	(1,713.1)	1,957.6
Net increase (decrease) in cash and cash equivalents	127.7	20.8	8.8	—	157.3
Cash and cash equivalents, beginning of period	6.7	—	44.1	—	50.8
Cash and cash equivalents, end of period	$134.4	$20.8	$52.9	$—	$208.1

(22) Subsequent Events

The Company assessed events occurring subsequent to December 31, 2016 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Quarterly Statement of Operations Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2016 and 2015. The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2016				2015
	Q1	Q2	Q3	Q4 (1)	Q1	Q2	Q3	Q4
	(In millions, except per share data)
Net revenues	$724.7	$758.5	$822.2	$1,390.6	$570.4	$642.0	$650.2	$704.3
Earnings (loss) from continuing operations before income taxes	105.5	136.5	125.2	(162.6)	83.0	115.9	135.9	161.2
Net earnings (loss) from continuing operations	84.7	103.1	95.6	(77.9)	68.8	90.7	98.3	124.4
Net loss from discontinued operations	—	—	—	—	—	—	—	(1.0)
Net earnings (loss)	84.7	103.1	95.6	(77.9)	68.8	90.7	98.3	123.4
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders:
Continuing	28.6	43.8	37.7	(137.8)	18.8	31.5	40.3	64.3
Discontinued	—	—	—	—	—	—	—	(1.0)
Net earnings (loss)	$28.6	$43.8	$37.7	$(137.8)	$18.8	$31.5	$40.3	$63.3
Basic net earnings (loss) from continuing operations per share	$0.53	$0.82	$0.70	$(1.84)	$0.39	$0.66	$0.85	$1.31
Basic net earnings (loss) per share	$0.53	$0.82	$0.70	$(1.84)	$0.39	$0.66	$0.85	$1.28
Diluted net earnings (loss) from continuing operations per share	$0.53	$0.80	$0.69	$(1.84)	$0.39	$0.65	$0.83	$1.26
Diluted net earnings (loss) per share	$0.53	$0.80	$0.69	$(1.84)	$0.39	$0.65	$0.83	$1.24

(1)
The results of operations for EHH are included beginning December 1, 2016. Fees and expenses associated with the Merger, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $199.0 million during the quarter ended December 31, 2016. Approximately $94.9 million was capitalized as deferred financing costs, $73.8 million was expensed as transaction costs, and $30.3 million was recorded as debt extinguishment costs during the quarter ended December 31, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

We are also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Code of Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Our review excluded acquisitions that occurred in 2016, primarily the merger with Envision Healthcare Holdings, Inc., whose consolidated assets of approximately $9.50 billion and whose net revenues of approximately $650.0 million, were included in the Company’s consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2016. We expect that our internal control system will be fully implemented at the acquired entities during 2017 and correspondingly evaluated by us for effectiveness. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, and they have issued an attestation report on the Company’s internal control over financial reporting which is set forth in the Report of Independent Registered Public Accounting Firm in Part II, Item 9A of this Annual Report on Form 10-K.

/s/ Christopher A. Holden
Christopher A. Holden
President and Chief Executive Officer

/s/ Claire M. Gulmi
Claire M. Gulmi
Executive Vice President and Chief Financial Officer

Item 9A. Controls and Procedures - (continued)	Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Envision Healthcare Corporation
Nashville, Tennessee

We have audited the internal control over financial reporting of Envision Healthcare Corporation and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the Company’s acquisitions occurring during 2016, primarily the merger with Envision Healthcare Holdings, Inc., whose financial statements constitute approximately $9.5 billion of consolidated assets and approximately $650.0 million of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting of the Company’s 2016 acquisitions. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the merger of AmSurg Corp. and Envision Healthcare Holdings, Inc. as of December 1, 2016 appearing in Notes 1 and 4 to the consolidated financial statements.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 1, 2017

Item 9A. Controls and Procedures - (continued)	Table of Contents

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, which will be set forth in our Definitive Proxy Statement for the Company's 2017 Annual Meeting of Stockholders (the 2017 Proxy Statement), is incorporated herein by reference.  Information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers”, and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which will be set forth in our 2017 Proxy Statement, is incorporated herein by reference. Information with respect to our audit committee and audit committee financial experts, set forth in our 2017 Proxy Statement, is incorporated herein by reference.

Copies of the Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available on our website www.evhc.net under the heading “Corporate Governance” and “Code of Business Conduct and Ethics.” Our website address is provided as an inactive textual reference and the contents of our website are not incorporated by reference herein.

Item 11.      Executive Compensation

Information required by this item, which will be set forth in our 2017 Proxy Statement is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters and our equity compensation plans, which will be set forth in our 2017 Proxy Statement, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence, which will be set forth in our 2017 Proxy Statement, is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, which will be set forth in our 2017 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.      Exhibits and Financial Statement Schedules

(a)      Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements: See Item 8 herein.
(2) Financial Statement Schedules:
(All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements or notes thereto.)
(3) Exhibits: See the exhibit listing set forth below.

(3) Exhibits	Table of Contents

Exhibit	Description

2.1
Agreement and Plan of Merger, dated as of June 15, 2016, by and among by and among Envision Healthcare Holdings, Inc., AmSurg Corp., and New Amethyst Corp. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 initially filed on August 4, 2016).

2.2
Purchase Agreement and Agreement and Plan of Merger, dated as of May 29, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC (incorporated by reference to Exhibit 2.1 of AmSurg Corp.’s Current Report on Form 8K, dated June 2, 2014).

2.3
Amendment No. 1 to Purchase Agreement and Agreement and Plan of Merger, dated as of June 12, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders’ Rep LLC (incorporated by reference to Exhibit 2.1 of AmSurg Corp.’s Current Report on Form 8K, dated June 18, 2014).

2.4
Letter Agreement, dated July 16, 2014, by and among AmSurg Corp., Arizona Merger Corporation, Arizona II Merger Corporation, Sunbeam GP Holdings, LLC, Sunbeam GP, LLC, Sunbeam Holdings, L.P., Sunbeam Primary Holdings, Inc., and HFCP VI Securityholders Rep, LLC (incorporated by reference to Exhibit 2.1 of AmSurg Corp.’s Current Report on Form 8K, dated July 22, 2014).

2.5
Agreement and Plan of Merger, dated as of July 30, 2015, by and among AMR HoldCo, Inc., Ranch Merger Sub, Inc., WP Rocket Holdings, Inc. and Fortis Advisors LLC, solely in its capacity as initial holder representative (incorporated by reference to Exhibit 2.1 to Envision Healthcare Holdings, Inc.’s Current Report on Form 8-K, dated July 30, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.1
Indenture, dated as of December 1, 2016, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.2
First Supplemental Indenture, dated as of December 1, 2016, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.3
Second Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.4
Indenture, dated as of June 18, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated June 19, 2014).

4.5
First Supplemental Indenture, dated as of June 18, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated June 19, 2014).

4.6
Second Supplemental Indenture, dated as of September 10, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2014).

(3) Exhibits - (continued)	Table of Contents

Exhibit	Description

4.7
Third Supplemental Indenture, dated as of May 4, 2015, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2015).

4.8
Fourth Supplemental Indenture, dated as of November 23, 2015, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-K for the year ended December 31, 2015).

4.9
Fifth Supplemental Indenture, dated as of January 25, 2016, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2016).

4.10
Sixth Supplemental Indenture, dated as of November 30, 2016, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.11
Seventh Supplemental Indenture, dated as of December 1, 2016, by and among Envision Healthcare Intermediate Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.12
Eighth Supplemental Indenture, dated as of December 1, 2016, by and among Envision Healthcare Holdings, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.13
Ninth Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.14
Indenture, dated as of July 16, 2014, by and among AmSurg Escrow Corp., the subsidiary guarantors listed therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.15
First Supplemental Indenture, dated as of July 16, 2014, by and between AmSurg Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.16
Supplemental Indenture, dated as of July 16, 2014, by and among AmSurg Corp., the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.17
Supplemental Indenture, dated as of August 17, 2016, among AmSurg Corp., the subsidiary guarantors identified therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to AmSurg Corp.’s Current Report on Form 8-K filed on August 18, 2016).

4.18
Supplemental Indenture, dated as of December 1, 2016, by and among AmSurg Corp., the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.19
Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

(3) Exhibits - (continued)	Table of Contents

Exhibit	Description

4.20
Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.1
Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated June 1, 2011).

10.2
First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated February 13, 2013).

10.3
Second Amendment, dated October 28, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated October 30, 2015).

10.4
Third Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated November 16, 2015).

10.5
Fourth Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated November 16, 2015).

10.6
Fifth Amendment, dated as of January 26, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2016).

10.7
Sixth Amendment, dated as of July 25, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016).

10.8
Seventh Amendment, dated as of December 1, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as existing administrative agent and existing collateral agent and JPMorgan Chase Bank, N.A., as administrative agent under the Restated Credit Agreement and as collateral agent under the Restated Credit Agreement, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.9
ABL Credit Agreement, dated as of May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated June 1, 2011).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.10
First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, by and among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated February 27, 2013).

10.11
Second Amendment, dated as of February 6, 2015, among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and an additional lender, and Barclays Bank PLC, as additional lender (incorporated by reference to the Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.12
Third Amendment, dated as of December 1, 2016, to the ABL Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as swingline lender, as an issuing lender, as administrative agent for the lenders and as collateral agent for the Secured Parties and JPMorgan Chase Bank, N.A., as co-collateral agent under the Restated Credit Agreement, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.13		Form of Indemnification Agreement with the Company’s directors (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.14	*	Severance and Retention Plan for Senior Management (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.15	*	Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K filed on May 27, 2016).

10.16	*
AmSurg Corp. Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.17	*
AmSurg Corp. Form of Performance Share Unit Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated February 9, 2015).

10.18	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K filed on November 22, 2013).

10.19	*
Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated January 6, 2012).

10.20	*
AmSurg Corp. Form of Restricted Share Award Agreement for Non-Employee Directors for 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to AmSurg Corp.’s Current Report on Form 8-K, dated February 21, 2007).

10.21	*
AmSurg Corp. Form of NonQualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to AmSurg Corp.’s Current Report on Form 8-K, dated February 21, 2007).

10.22	*	AmSurg Corp. Form of Restricted Share Award for Employees for 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated May 26, 2010).

10.23	*	AmSurg Corp. LongTerm Care Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.24	*	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Envision Healthcare Holdings, Inc.’s Registration Statement on Form S‑8 filed June 24, 2010).

10.25	*
Form of Option Agreement (Rollover Options) for CDRT Stock Plan (incorporated by reference to Exhibit 10.17 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.26	*
Form of Option Agreement (Matching and Position Options) for CDRT Stock Plan (incorporated by reference to Exhibit 10.18 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.27	*
Form of Rollover Agreement for CDRT Stock Plan (incorporated by reference to Exhibit 10.19 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.28	*
Envision Healthcare Holdings, Inc.’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.29	*
Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).

10.30	*
Amendment to the Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).

10.31	*
Form of Employee Stock Option Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S‑8 (No. 333‑190696), filed August 16, 2013).

10.32	*
Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (incorporated by reference to Annex A to Envision Healthcare Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2014).

10.33	*
Form of Employee Stock Option Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).

10.34	*
Form of Employee Restricted Stock Unit Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).

10.35	*
Form of Director Restricted Stock Unit Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2014).

10.36	*
Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg Corp. and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K, dated November 22, 2013).

10.37	*
Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg Corp. and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated February 4, 2014).

10.38	*
Employment Agreement dated, July 16, 2014, between the AmSurg Corp. and Robert Coward (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.39	*
Amended and Restated Employment Agreement, dated as of December 1, 2016, by and between Envision Healthcare Holdings, Inc.’s and William A. Sanger (incorporated by reference to Exhibit 10.15 to Envision Healthcare Holdings, Inc.’s Current Report on Form 8-K filed on December 7, 2016).

10.40	*
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 to Emergency Medical Services Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.41	*
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.42	*
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009).

10.43	*
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.3 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

10.44	*
Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (incorporated by reference to Exhibit 10.13 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.45	*	Schedule of Non-employee Director Compensation.

12.1		Statement of Computation of Ratios of Earnings to Fixed Charges.

21.1		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in the signature page hereto).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.

	*	Management contract or compensatory plan, contract or arrangement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Envision Healthcare Corporation

Date: March 1, 2017

	By:	/s/ Christopher A. Holden
Christopher A. Holden
(President and Chief Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below hereby constitutes and appoints Christopher A. Holden and Claire M. Gulmi, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017
Christopher A. Holden

/s/ Claire M. Gulmi	Executive Vice President and Chief Financial Officer(Principal Financial and Accounting Officer)	March 1, 2017
Claire M. Gulmi

/s/ William A. Sanger	Executive Chairman and Director	March 1, 2017
William A. Sanger

/s/ Carol J. Burt	Director	March 1, 2017
Carol J. Burt

/s/ James A. Deal	Director	March 1, 2017
James A. Deal

/s/ John T. Gawaluck	Director	March 1, 2017
John T. Gawaluck

/s/ Steven I. Geringer	Director	March 1, 2017
Steven I. Geringer

/s/ Joey A. Jacobs	Director	March 1, 2017
Joey A. Jacobs

/s/ Kevin P. Lavender	Director	March 1, 2017
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	March 1, 2017
Cynthia S. Miller

/s/ Leonard M. Riggs, M.D.	Director	March 1, 2017
Leonard M. Riggs, M.D.

/s/ Richard J. Schnall	Director	March 1, 2017
Richard J. Schnall

/s/ James D. Shelton	Director	March 1, 2017
James D. Shelton

/s/ Michael L. Smith	Director	March 1, 2017
Michael L. Smith

/s/ Ronald A. Williams	Director	March 1, 2017
Ronald A. Williams