Form 10-Q
period 2017-03-31
Envision Healthcare Corp
filed 2017-05-05
CIK 1678531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

Envision Healthcare Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-37955	62-1493316
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1A Burton Hills Boulevard
Nashville, Tennessee		37215
(Address of Principal Executive Offices)		(Zip Code)

(615) 665-1283
(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

As of May 1, 2017 there were outstanding 117,531,082 shares of the registrant’s Common Stock, $0.01 par value.

Table of Contents to Form 10-Q for the Three Months Ended March 31, 2017

i

Part I

Item 1. Financial Statements
Envision Healthcare Corporation Consolidated Balance Sheets (unaudited) (Dollars in millions, shares in thousands)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$225.3	$316.9
Insurance collateral	86.3	87.0
Accounts receivable, net of allowance of $1,427.8 and $584.0, respectively	1,328.1	1,297.8
Supplies inventory	22.9	23.4
Prepaid and other current assets	136.1	135.1
Current assets held for sale	3,026.5	551.1
Total current assets	4,825.2	2,411.3
Property and equipment, net	299.3	300.8
Investments in unconsolidated affiliates	131.4	114.7
Goodwill	7,665.7	7,584.0
Intangible assets, net	3,636.1	3,675.5
Other assets	133.7	134.2
Noncurrent assets held for sale	—	2,488.4
Total assets	$16,691.4	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$46.8	$46.6
Accounts payable	54.9	69.9
Accrued salaries and benefits	416.6	483.8
Accrued interest	34.5	51.4
Other accrued liabilities	255.8	253.2
Current liabilities held for sale	737.9	249.4
Total current liabilities	1,546.5	1,154.3
Long-term debt, net of deferred financing costs of $106.9 and $111.0, respectively	5,785.9	5,790.2
Deferred income taxes	1,821.8	1,343.7
Insurance reserves	288.2	278.9
Other long-term liabilities	118.0	102.4
Noncurrent liabilities held for sale	—	468.6
Commitments and contingencies
Noncontrolling interests – redeemable	182.6	182.9
Equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 1,725 shares issued and outstanding	0.1	0.1
Common stock, $0.01 par value, 1,000,000 shares authorized, 117,520 and 117,478 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	5,982.8	5,976.3
Retained earnings	306.2	753.7
Accumulated other comprehensive income (loss)	0.7	(0.2)
Total Envision Healthcare Corporation equity	6,291.0	6,731.1
Noncontrolling interests – non-redeemable	657.4	656.8
Total equity	6,948.4	7,387.9
Total liabilities and equity	$16,691.4	$16,708.9

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (unaudited) (Dollars in millions, except earnings per share)

	Three Months Ended March 31,
	2017	2016
Revenues	$2,855.8	$818.3
Provision for uncollectibles	(977.2)	(93.6)
Net revenue	1,878.6	724.7
Operating expenses:
Salaries and benefits	1,348.1	411.5
Supply cost	54.0	47.0
Insurance expense	48.8	17.7
Other operating expenses	183.9	88.4
Transaction and integration costs	21.5	1.4
Impairment charges	0.3	—
Depreciation and amortization	71.3	29.0
Total operating expenses	1,727.9	595.0
Net gain on disposals and deconsolidations	0.3	—
Equity in earnings of unconsolidated affiliates	4.9	6.6
Operating income	155.9	136.3
Interest expense, net	52.4	30.8
Other income, net	1.1	—
Earnings from continuing operations before income taxes	104.6	105.5
Income tax expense	17.5	20.8
Net earnings from continuing operations	87.1	84.7
Discontinued operations:
Earnings from discontinued operations	10.0	—
Income tax expense from discontinued operations	(488.2)	—
Net loss from discontinued operations	(478.2)	—
Net earnings (loss)	(391.1)	84.7
Less net earnings attributable to noncontrolling interests	54.1	53.8
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(445.2)	30.9
Preferred stock dividends	(2.3)	(2.3)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(447.5)	$28.6

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$30.7	$28.6
Loss from discontinued operations, net of income tax	(478.2)	—
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(447.5)	$28.6

Basic earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.26	$0.53
Net earnings (loss) from discontinued operations	(4.10)	—
Net earnings (loss)	$(3.84)	$0.53
Diluted earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.26	$0.53
Net earnings (loss) from discontinued operations	(4.10)	—
Net earnings (loss)	$(3.84)	$0.53

Weighted average number of shares and share equivalents outstanding:
Basic	116,563	53,665
Diluted	119,475	54,001

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (unaudited) (In millions)

	Three Months Ended March 31,
	2017	2016
Net earnings (loss)	$(391.1)	$84.7
Other comprehensive income, net of income tax:
Unrealized holding gain during the period, net of income tax	0.9	—
Comprehensive income (loss), net of income tax	(390.2)	84.7
Less comprehensive income attributable to noncontrolling interests	54.1	53.8
Comprehensive income (loss) attributable to Envision Healthcare Corporation stockholders	$(444.3)	$30.9

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (unaudited) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)
Balance at December 31, 2016	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9
Net earnings (loss)	—	—	—	—	—	(445.2)	—	18.8	(426.4)	35.3
Issuance of restricted stock	21	—	—	—	—	—	—	—	—	—
Stock options exercised	149	—	—	—	1.1	—	—	—	1.1	—
Stock repurchased	(128)	—	—	—	(8.7)	—	—	—	(8.7)	—
Share-based compensation	—	—	—	—	16.1	—	—	—	16.1	—
Dividends paid on preferred stock	—	—	—	—	—	(2.3)	—	—	(2.3)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	0.6	—	—	13.0	13.6	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(23.6)	(23.6)	(36.0)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(2.6)	—	—	(7.6)	(10.2)	0.4
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	0.9	—	0.9
Balance at March 31, 2017	117,520	$1.2	1,725	$0.1	$5,982.8	$306.2	$0.7	$657.4	$6,948.4	$182.6

Balance at January 1, 2016	54,294	$1,345.4	1,725	$166.6	$—	$781.4	$—	$471.3	$2,764.7	$175.7
Net earnings	—	—	—	—	—	30.9	—	17.5	48.4	36.4
Issuance of restricted stock	567	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—	—	—
Stock options exercised	13	0.3	—	—	—	—	—	—	0.3	—
Stock repurchased	(78)	(5.7)	—	—	—	—	—	—	(5.7)	—
Share-based compensation	—	7.2	—	—	—	—	—	—	7.2	—
Tax benefit related to exercise of share-based awards	—	3.6	—	—	—	—	—	—	3.6	—
Dividends paid on preferred stock	—	—	—	—	—	(2.3)	—	—	(2.3)	—
Acquisitions and other transactions impacting noncontrolling interests	—	0.5	—	—	—	—	—	(1.3)	(0.8)	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(18.7)	(18.7)	(37.9)
Disposals and other transactions impacting noncontrolling interests	—	(1.4)	—	—	—	—	—	1.5	0.1	0.5
Balance at March 31, 2016	54,789	$1,349.9	1,725	$166.6	$—	$810.0	$—	$470.3	$2,796.8	$174.7

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (unaudited) (In millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(391.1)	$84.7
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	105.5	29.0
Amortization of deferred loan costs	4.2	2.1
Provision for uncollectibles	1,196.2	99.4
Net gain on disposals and deconsolidations	(0.3)	—
Share-based compensation	16.1	7.2
Deferred income taxes	504.2	6.6
Equity in earnings of unconsolidated affiliates	(5.1)	(6.6)
Impairment charges	0.3	—
Other, net	—	(3.6)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(1,243.2)	(114.5)
Supplies inventory	(0.7)	(0.2)
Prepaid and other current assets	1.9	(8.4)
Accounts payable	(8.9)	(6.1)
Accrued expenses and other liabilities	(84.7)	(11.1)
Other, net	3.7	3.2
Net cash flows provided by operating activities	98.1	81.7
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(73.1)	(3.0)
Acquisition of property and equipment	(40.7)	(15.7)
Purchases of marketable securities	(3.4)	—
Maturities of marketable securities	0.5	2.2
Other, net	7.1	(1.5)
Net cash flows used in investing activities	(109.6)	(18.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	3.7	16.2
Repayment on long-term borrowings	(11.9)	(40.3)
Distributions to noncontrolling interests	(60.5)	(56.8)
Proceeds from issuance of common stock upon exercise of stock options	1.1	0.3
Repurchase of common stock	(8.8)	(5.6)
Other, net	(0.7)	1.6
Net cash flows used in financing activities	(77.1)	(84.6)
Net decrease in cash and cash equivalents	(88.6)	(20.9)
Cash and cash equivalents, beginning of period	331.6	106.7
Less cash and cash equivalents of held for sale assets, end of period	17.7	—
Cash and cash equivalents, end of period	$225.3	$85.8

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation
Notes to the Unaudited Consolidated Financial Statements

(1) Description of Business and Basis of Presentation

Description of Business

Envision Healthcare Corporation (the Company) was formed on June 10, 2016 for the purpose of effecting the merger (the Merger) of AmSurg Corp. (AmSurg) and Envision Healthcare Holdings, Inc. (EHH). Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company's unaudited consolidated financial statements reflect AmSurg's results for the three months ended March 31, 2016, and the Company’s results as of December 31, 2016 and for the three months ended March 31, 2017.

Following the completion of the Merger, the Company had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment, while the ambulatory services segment reflects AmSurg's ambulatory services segment. On February 28, 2017, the Company announced it would explore strategic alternatives for the medical transportation business. During the three months ended March 31, 2017, the Company's board of directors (the Board) approved a plan to actively market and divest the medical transportation business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the three months ended March 31, 2017 and assets held for sale as of March 31, 2017 and December 31, 2016, and medical transportation is no longer a separate reportable segment.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Restricted Cash and Marketable Securities

As of March 31, 2017 and December 31, 2016, the Company held restricted cash and cash equivalents of $39.0 million and $43.5 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

Supplemental Cash Flow Data

The following presents supplemental cash flow statement disclosure (in millions):

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow information:
Interest payments	$65.3	$41.3
Income tax paid, net of refunds	$5.3	$8.9

Item 1. Financial Statements - (continued)	Table of Contents

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to reflect the impact of discontinued operations as further discussed in Note 5 and also to conform to current year classifications as a result of the Merger.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers,” which will eliminate the transaction and industry-specific revenue recognition guidance under current GAAP and replace it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date,” which granted a one-year deferral of this ASU. In 2016, the FASB issued the following ASUs to provide entities further clarity on the application of ASU 2014-09:

•	ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”

•	ASU 2016-10 “Identifying Performance Obligations and Licensing”

•	ASU 2016-12 “Narrow-Scope Improvements and Practical Expedients”

•	ASU 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”

The guidance in ASU 2014-09 and the subsequently related ASUs will now be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company is continuing to assess the method of adoption it expects to utilize. The Company does not believe adoption of the standard will have a material impact on the results of operations or cash flows for the ambulatory services segment. The Company is continuing its evaluation of the impact on the physician services segment to determine the impact, if any, on the results of operations and cash flows. However, the Company does anticipate that, as a result of certain changes by ASU 2014-09 and the subsequently related ASUs, the majority of its provision for uncollectibles will be recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at revenue.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which amends existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making changes to lessor accounting. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The new standard requires a modified retrospective application for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company will adopt the new standard effective January 1, 2019. The Company expects that nearly all leases currently classified as operating leases will be classified as operating leases under the new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The Company has not yet determined the impact this ASU will have on the Company's results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which will change how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017 and determined there were no unrecognized tax benefits which required reclassification from additional paid in capital to retained earnings. As a result of the adoption, the Company has recognized approximately $2.9 million of tax benefit associated with the awards that were either exercised or vested during the three months ended March 31, 2017.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (A Consensus of the FASB Emerging Issues Task Force),” which requires entities to show the changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2017, and interim periods within those years and is to be adopted retrospectively. The Company has not yet determined the impact this ASU will have on the Company's cash flows.

Item 1. Financial Statements - (continued)	Table of Contents

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

(2) Variable Interest Entities

GAAP requires variable interest entities (VIEs) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIE’s economic performance and (ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Physician Services Segment

The physician services segment structures its contractual arrangements for services in various ways. In most states, a wholly owned subsidiary contracts with hospitals to provide management services. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by the Company in the majority of its physician practices regardless of the state the PC operates. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of the Company's wholly owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

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

Item 1. Financial Statements - (continued)	Table of Contents

consolidated balance sheets, statements of operations and statements of cash flows.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of March 31, 2017 and December 31, 2016, were $1.30 billion and $1.31 billion, respectively, and the total liabilities of the consolidated VIEs were $1.08 billion and $1.10 billion, respectively. Included in total assets as of March 31, 2017 and December 31, 2016 were $233.2 million and $215.7 million, respectively, of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.
Ambulatory Services Segment

The Company, through its wholly owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ambulatory surgery centers (ASCs or surgery centers). The Company has variable interests in the LLCs and LPs through its equity ownership interests. Each LLC and LP is considered a VIE due to its structure as a limited partnership or functional equivalent under ASU No. 2015-02. For those LLCs and LPs which the Company consolidates, the Company is considered the primary beneficiary due to the partnership agreements allowing the Company to govern the day-to-day activities and thereby control the most significant economic activities.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of March 31, 2017 and December 31, 2016, were $380.5 million and $388.1 million, respectively, and the total liabilities of the consolidated VIEs were $117.7 million and $117.9 million, respectively. Included in total assets as of March 31, 2017 and December 31, 2016, were $182.3 million and $185.5 million of assets, respectively, which were restricted as to use due to the Company's ownership percentage in these entities from the ambulatory services segments and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $16.4 million and $14.7 million of debt guaranteed by the Company at March 31, 2017 and December 31, 2016, respectively.

Unconsolidated Variable Interest Entities

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in 27 LLCs and LPs through its equity interests; however, the Company is not the primary beneficiary of these entities as it does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. In each of the investments, the Company is not obligated to contribute any additional capital beyond its initial contribution and its maximum exposure to loss is limited to the initial capital contribution. As a result, the Company has accounted for these investments under the equity method of accounting and net earnings or loss from these investments is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. See Note 7 for further information.

The Company recognized management and billing fees associated with these investments totaling $1.7 million and $6.3 million during the three months ended March 31, 2017 and 2016, respectively, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $5.9 million and $6.1 million as of March 31, 2017 and December 31, 2016, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

(3) Revenue Recognition and Accounts Receivable

Revenue Recognition

Net revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services to patients of the healthcare facilities and communities served and from facility fees for the procedures performed at surgery centers. Contract revenue and other revenue primarily represents income earned from hospital customers to supplement payments from third-party payors, contract staffing assignments and subscription fees.

Revenue is billed to patients for services provided, and the Company receives payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. The Company recognizes fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. Revenue is recognized for services provided during the period but not yet billed based on fees and negotiated payment rates in the case of third-party payors, the specific

Item 1. Financial Statements - (continued)	Table of Contents

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

In certain circumstances, federal law requires providers to render emergency medical services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly. Although the Company does provide a level of charity care, it is not significant to the Company's net revenues.

Estimating net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. In the period services are provided, the Company estimates gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, estimates contractual allowances based on contracted rates and historical or actual cash collections (net of recoveries), when available, and estimates the provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual adjustments and provision for uncollectibles is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients the Company provides services to in the period are insured and the Company's contractual relationships with their payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments, provision for uncollectibles and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of operations in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

Net revenue for the Company consists of the following major payors (in millions):

	Three Months Ended March 31,
	2017		2016(1)
Medicare	$463.3	25%	$150.9	21%
Medicaid	155.7	8	33.9	5
Commercial and managed care	1,205.9	64	532.1	73
Self-pay	813.3	43	65.7	9
Net fee for service revenue	2,638.2	140	782.6	108
Contract and other revenue	217.6	12	35.7	5
Provision for uncollectibles	(977.2)	(52)	(93.6)	(13)
Net revenue	$1,878.6	100%	$724.7	100%

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

Item 1. Financial Statements - (continued)	Table of Contents

During the three months ended March 31, 2017, the Company's net fee for service revenue associated with self-pay, prior to the provision for uncollectibles, has significantly increased primarily due to the payor mix of EHH, which has a higher percentage of self-pay patients from the concentration of emergency medicine services.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of operations. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $6.9 million and $5.8 million for the three months ended March 31, 2017 and 2016, respectively.

Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual adjustments and uncollectible amounts. Some of the factors considered by management in determining the amount of such allowances are the historical trends of cash collections, contractual and bad debt write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated contractual allowances and provision for uncollectibles.

The Company tests its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its allowance for doubtful accounts analysis for its physician services segment quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous twelve month period to estimate the allowance for doubtful accounts at a point in time. Changes in these estimates, if any, are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, changes in contractual arrangements with payors, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors and by the geographic dispersion of the Company’s operations.

At March 31, 2017 and December 31, 2016, allowances for doubtful accounts were $1.43 billion and $584.0 million, respectively. The increase in the allowance for doubtful accounts from December 31, 2016 to March 31, 2017 is attributable to the growth of the allowance from the accounts receivable acquired in the Merger that was recorded at net realizable value. Additionally, the allowance at December 31, 2016 has been reduced by $68.2 million related to the amount reclassified as part of the medical transportation business held for sale.

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

Item 1. Financial Statements - (continued)	Table of Contents

national scale, enabling the Company to create value for health systems, payors, providers and patients. Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, AmSurg was determined to be the acquirer for accounting purposes. Under the terms of the Merger, each share of AmSurg common stock was converted into one share of Company common stock, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (AmSurg Preferred Stock) was converted into one share of Company 5.25% mandatory convertible preferred stock, Series A-1 (Company Preferred Stock), and each share of EHH common stock was converted into 0.334 shares of Company common stock. Pursuant to the Merger, the Company issued 62,582,161 shares of common stock to former EHH stockholders, which were valued at approximately $4.26 billion based on the closing price of AmSurg's common stock on November 30, 2016. In addition, the Company issued replacement equity awards, which were valued at $180.3 million.

Concurrently with the Merger, on December 1, 2016, the Company entered into a new senior secured credit facility, incurring a new $3.50 billion term loan and a $850.0 million ABL revolving credit facility (as defined in Note 10). At the closing of the Merger, the Company also completed a private offering of $550.0 million aggregate principal amount of 6.25% senior unsecured notes due 2024 to provide incremental financing to the Company, adjust scheduled maturities and reallocate between variable and fixed rate debt. See Note 10 for further information.

Fees and expenses associated with the Merger, which includes fees incurred related to the Company's equity issuances and debt financings, was approximately $199.0 million during the year ended December 31, 2016. Approximately $94.9 million was capitalized as deferred financing costs, $73.8 million was expensed as transaction and integration costs, and $30.3 million was recorded as debt extinguishment costs during the year ended December 31, 2016.

Physician Services Activity

The Company completed the acquisition of three physician practices in the three months ended March 31, 2017 and one physician practice in the three months ended March 31, 2016. The aggregate amount paid for the physician practices and for settlement of purchase price payable obligations during the three months ended March 31, 2017 and 2016 was approximately $55.4 million and $3.0 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's existing or prior credit agreement or a combination thereof.

Ambulatory Services Activity

During the three months ended March 31, 2017, the Company, through a wholly-owned subsidiary, acquired a controlling interest in two surgery centers. The aggregate amount paid for the centers during the three months ended March 31, 2017 was approximately $17.7 million and was paid in cash and funded by operating cash flow. During the three months ended March 31, 2016, the Company did not acquire any surgery centers.

Purchase Price Allocations

Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, fixed assets, intangible assets, deferred income taxes and insurance liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. The preliminary estimated fair value assigned to goodwill is primarily attributable to synergies expected to arise after the Merger by enhancing the growth profile and diversity of the Company across the healthcare continuum. The Merger did not result in additional tax deductible goodwill. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The accounting for the Merger is currently preliminary. The Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction which could result in material changes to the amounts allocated below. The Company expects to finalize the purchase price allocation for EHH as soon as practical.

Item 1. Financial Statements - (continued)	Table of Contents

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

During the three months ended March 31, 2017, factors became known to the Company that resulted in changes to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to EHH and resulted in a net increase to goodwill of $11.9 million primarily resulting from an increase to insurance reserves and an increase to other accrued liabilities.

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for individual acquisitions in both the ambulatory services and physician services segments completed in the three months ended March 31, 2017, including post acquisition date adjustments, are as follows (in millions):

Three Months Ended March 31, 2017 (1)
Accounts receivable	$4.7
Prepaid and other current assets	0.1
Property and equipment	0.1
Goodwill	73.1
Intangible assets	10.8
Accounts payable	(0.1)
Other accrued liabilities	(0.3)
Deferred income taxes	(1.5)
Total fair value	86.9
Less: Fair value attributable to noncontrolling interests	13.8
Acquisition date fair value of total consideration transferred	$73.1

(1)	Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at March 31, 2017.

Item 1. Financial Statements - (continued)	Table of Contents

During the three months ended March 31, 2017, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2016. For the three months ended March 31, 2017 and 2016 approximately $23.4 million and $1.1 million, respectively, of goodwill recorded was deductible for tax purposes.

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

During the three months ended March 31, 2017 and March 31, 2016, the Company incurred approximately $21.5 million and $1.4 million of transaction and integration costs, respectively. The costs incurred during the three months ended March 31, 2017 were primarily a result of the Merger.

During the three months ended March 31, 2016, the net revenue and net earnings attributable to the physician practice acquisition were not considered significant. Net revenue and net earnings associated with completed acquisitions during the three months ended March 31, 2017 are as follows (in millions):

Three Months Ended March 31, 2017
Net revenue	$15.2

Net earnings	$0.8
Less: Net earnings attributable to noncontrolling interests	0.3
Net earnings attributable to Envision Healthcare Corporation stockholders	$0.5

(5)  Discontinued Operations

During the three months ended March 31, 2017, the Company initiated a strategic review of each of the Company's lines of business. As a result of that review, management and the Board determined that the Company will focus on physician centric services, including facility based physician services, post-acute services and ambulatory services, which partners with community based physicians across the country. Accordingly, Board approved a plan to market and divest the medical transportation business, representing the historical medical transportation reportable segment. The Company determined that the planned divestiture of the medical transportation business meets the criteria for classification as discontinued operations. All historical operating results for the medical transportation business are reflected within discontinued operations in the consolidated statements of operations. Furthermore, all assets and liabilities associated with the medical transportation business were classified as assets and liabilities held for sale in our consolidated balance sheets for all periods presented and are preliminary due to the purchase price allocation from the Merger. While the Company has not entered into a definitive agreement to divest of the medical transportation business, the Company expects to complete a transaction during 2017, subject to regulatory and other customary approvals.

In accordance with ASC 740, “Income Taxes”, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the medical transportation business as a discontinued operation as of March 31, 2017, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the entities being held for

Item 1. Financial Statements - (continued)	Table of Contents

sale. Previously, deferred taxes for such outside basis differences had not been recognized as the Company applied one of the exceptions provided for in ASC 740. However, the outside basis differences are now expected to reverse in the foreseeable future and therefore, these exceptions no longer applied at March 31, 2017. As a result, the Company recorded deferred tax expense and associated deferred tax liability in the amount of $484.0 million, which is a component of income tax expense of discontinued operations, as March 31, 2017 and will be the obligation of the Company upon the divestiture of the medical transportation business.

The following table is a reconciliation of the major classes of assets and liabilities classified as held for sale in the accompanying consolidated balance sheets representing the medical transportation business as of March 31, 2017 and December 31, 2016 (in millions):

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$17.7	$14.7
Insurance collateral (1)	1.0	—
Accounts receivable, net	475.8	457.2
Supplies inventory	38.5	37.8
Prepaid and other current assets	38.1	41.4
Property and equipment, net	281.1	294.4
Investments in unconsolidated affiliates	2.2	2.2
Goodwill	1,223.5	1,235.0
Intangible assets, net	923.0	929.4
Other assets	25.6	27.4
Total assets held for sale	$3,026.5	$3,039.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.5	$0.4
Accounts payable	32.7	31.4
Accrued salaries and benefits	68.2	77.4
Accrued interest	—	—
Other accrued liabilities	130.4	140.2
Long-term debt	1.2	1.4
Deferred income taxes	365.2	337.0
Insurance reserves	103.6	91.6
Other long-term liabilities	36.1	38.6
Total liabilities held for sale	$737.9	$718.0

(1)
Insurance collateral for claims related to the medical transportation business is held within a captive insurance company. Such balances are available to settle the insurance claims of the medical transportation business but are not recorded into assets held for sale as the captive insurance company is a subsidiary of the Company, not the medical transportation business.

Item 1. Financial Statements - (continued)	Table of Contents

The following table summarizes the results of discontinued operations for the three months ended March 31, 2017 (in millions):

Three Months Ended March 31, 2017
Net revenues	$593.5
Operating expenses:
Salaries and benefits	337.9
Supply cost	13.9
Insurance expense	18.7
Other operating expenses	152.3
Transaction and integration costs	4.3
Depreciation and amortization	34.2
Total operating expenses	561.3
Equity in earnings of unconsolidated affiliates	0.2
Operating income	32.4
Interest expense, net	22.4
Earnings before income taxes	$10.0

Results of discontinued operations:
Earnings from discontinued operations	$10.0
Income tax expense of discontinued operations	(488.2)
Net loss from discontinued operations	$(478.2)

In accordance with ASC 205, "Presentation of Financial Statements", for purposes of discontinued operations presentation, general corporate expenses are not permitted to be allocated to the operations of a business to be disposed. Accordingly, for the three months ended March 31, 2017 and on a before tax basis, approximately $14.5 million of general corporate expenses, including allocations for corporate salaries and stock-based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. In addition, ASC 205 requires interest associated with debt that is required to be repaid as a result of the disposal transaction to be allocated to discontinued operations. Accordingly, during the three months ended March 31, 2017, the Company allocated $21.8 million in interest expense to the medical transportation business, which is reflected in the loss from discontinued operations. The Company estimated the interest allocation by applying the effective interest rate of the Company's Term Loan B by the estimated proceeds, less taxes and professional fees, from the potential divestiture of the medical transportation business.

For the three months ended March 31, 2017, the net cash flows provided by operating activities attributable to discontinued operations were $29.0 million and the net cash flows used in investing activities were $8.7 million. There were no cash flows attributable to the discontinued operation for the three months ended March 31, 2016.

(6) Fair Value Measurements

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2017 and December 31, 2016, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements

Item 1. Financial Statements - (continued)	Table of Contents

methods, which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2017. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
Description:	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$1.1	$—	$1.5
Corporate bonds/Fixed income	23.7	7.2	—	30.9
Corporate equity	14.8	0.1	—	14.9
Liabilities:
Contingent consideration	—	—	1.0	1.0

	December 31, 2016
Description:	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$0.6	$—	$1.0
Corporate bonds/Fixed income	22.8	5.5	—	28.3
Corporate equity	14.2	—	—	14.2
Liabilities:
Contingent consideration	—	—	1.0	1.0

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

Insurance collateral consisted of the following as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017	December 31, 2016
Available-for-sale securities:
U.S. Treasuries	$1.5	$1.0
Corporate bonds/Fixed income	30.9	28.3
Corporate equity	14.9	14.2
Total available-for-sale securities	47.3	43.5
Cash deposits and other	39.0	43.5
Insurance collateral	$86.3	$87.0

Item 1. Financial Statements - (continued)	Table of Contents

Amortized cost basis and aggregate fair value of the Company's available-for-sale securities as of March 31, 2017 and December 31, 2016 were as follows (in millions):

	March 31, 2017
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.5	$—	$—	$1.5
Corporate bonds/Fixed income	30.8	0.1	—	30.9
Corporate equity	14.3	0.7	(0.1)	14.9
Total available-for-sale securities	$46.6	$0.8	$(0.1)	$47.3

	December 31, 2016
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.0	$—	$—	$1.0
Corporate bonds/Fixed income	28.3	—	—	28.3
Corporate equity	14.4	0.1	(0.3)	14.2
Total available-for-sale securities	$43.7	$0.1	$(0.3)	$43.5

As of March 31, 2017, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $2.5 million with contractual maturities within one year and $28.1 million with contractual maturities extending longer than one year through five years and $1.8 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of March 31, 2017 and December 31, 2016 consisted of corporate equity securities that had a fair value of $5.4 million and $7.6 million with a cumulative unrealized loss position of $0.1 million and $0.3 million for less than twelve months, respectively. There were no available-for-sale investment securities that were other-than-temporarily impaired as of March 31, 2017.

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

The Company received proceeds of $0.5 million on the sale and maturities of available-for-sale securities for the three months ended March 31, 2017. For the three months ended March 31, 2017, a gain of less than $0.1 million was reclassified from accumulated other comprehensive income to other income, net in the accompanying consolidated statements of operations. For the three months ended March 31, 2017, unrealized gains on available-for-sale securities of $0.9 million were recorded in accumulated other comprehensive income. The Company did not receive any proceeds from the maturity or sale of available-for-sale securities for the three months ended March 31, 2016.

Item 1. Financial Statements - (continued)	Table of Contents

(7) Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates in which the Company exerts significant influence but does not control or otherwise consolidate are accounted for using the equity method. Equity method investments are initially recorded at cost, unless such investments are a result of the Company entering into a transaction whereby the Company loses control of a previously controlled entity but retains a noncontrolling interest. Such transactions, which result in the deconsolidation of a previously consolidated entity, are measured at fair value. The fair value measurement utilizes Level 3 inputs, which include unobservable data, to measure the fair value of the retained noncontrolling interest. The fair value determination is generally based on a combination of multiple valuation methods, which can include discounted cash flow, income approach, or market value approach, which incorporates estimates of future earnings and market valuation multiples for certain guideline companies. These investments are included as investments in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company’s share of the profits and losses from these investments is reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.

As of March 31, 2017 and December 31, 2016, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $131.4 million and $114.7 million, respectively. The Company's net earnings from these investments during the three months ended March 31, 2017 and 2016 were approximately $4.9 million and $6.6 million, respectively.

During the three months ended March 31, 2017, the Company entered into two equity method investments. As a result of these investments, the Company contributed its controlling interest in two centers in exchange for a noncontrolling interest in the new investments and net cash consideration of $1.2 million. These investments are jointly owned by health systems and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in two additional centers which were contributed by the health systems. There was no deconsolidation activity during the three months ended March 31, 2016.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheet, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities of approximately $15.4 million during the three months ended March 31, 2017.

In each of these transactions, the gain or loss on deconsolidation, which is primarily non-cash in nature, was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction. In certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 10% to 50% which were primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidation which is included in net gain on disposals and deconsolidations in the accompanying consolidated statements of operations of approximately $7.4 million during the three months ended March 31, 2017.

Item 1. Financial Statements - (continued)	Table of Contents

(8) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2017 are as follows (in millions):

	Physician Services	Ambulatory Services	Total
Balance at December 31, 2016	$5,509.7	$2,074.3	$7,584.0
Goodwill acquired, including post acquisition adjustments	63.0	30.9	93.9
Goodwill disposed, including impact of deconsolidation transactions	—	(12.2)	(12.2)
Balance at March 31, 2017	$5,572.7	$2,093.0	$7,665.7

During the three months ended March 31, 2017, goodwill was recorded in the Company's physician services segment due to the acquisition of three physician practices and, in the Company's ambulatory services segment, goodwill increased due to the acquisition of two surgery centers. The increase in goodwill from acquisitions was offset by $12.2 million of goodwill disposed due to the deconsolidation of two surgery centers within the ambulatory services segment.

Amortizable Intangible Assets	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	18.8
Capitalized software	3 to 5 years	4.4
Trade names	1 year	0.7
Agreements, contracts and other	3 to 15 years	3.8

Intangible assets at March 31, 2017 and December 31, 2016 consisted of the following (in millions):

	March 31, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships	$3,247.9	$(195.5)	$3,052.4	$3,235.0	$(154.6)	$3,080.4
Capitalized software	140.9	(50.1)	90.8	136.5	(41.8)	94.7
Trade names	25.0	(8.3)	16.7	25.0	(2.1)	22.9
Agreements, contracts and other	13.4	(5.2)	8.2	13.2	(4.7)	8.5
Total amortizable intangible assets	3,427.2	(259.1)	3,168.1	3,409.7	(203.2)	3,206.5
Non-amortizable intangible assets:
Trade name	460.0	—	460.0	460.0	—	460.0
Restrictive covenant arrangements	8.0	—	8.0	9.0	—	9.0
Total non-amortizable intangible assets	468.0	—	468.0	469.0	—	469.0
Total intangible assets	$3,895.2	$(259.1)	$3,636.1	$3,878.7	$(203.2)	$3,675.5

Amortization of intangible assets for the three months ended March 31, 2017 and 2016 was $56.1 million and $20.4 million, respectively. Estimated amortization of intangible assets for the remainder of 2017 and each of the following five years and thereafter is $164.0 million, $192.1 million, $184.1 million, $177.3 million, $170.3 million, $165.7 million and $2.11 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.2 years with no expected residual values.

Item 1. Financial Statements - (continued)	Table of Contents

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in millions):

	March 31,	December 31,
	2017	2016
Insurance reserves	$76.6	$78.2
Refunds payable	33.3	33.6
Deferred revenue	12.1	9.4
Other	133.8	132
Total other accrued liabilities	$255.8	$253.2

(10) Long-term Debt

Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
ABL Facility	$—	$—
Term Loan B - 2023	3,486.3	3,495.0
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	750.0
Senior Unsecured Notes due 2024 (6.25%)	550.0	550.0
Other debt due through 2025	22.0	20.9
Capitalized lease arrangements due through 2031	31.3	31.9
	5,939.6	5,947.8
Less current portion	46.8	46.6
Less net deferred financing costs	106.9	111.0
Long-term debt	$5,785.9	$5,790.2

The fair value of fixed rate long-term debt, with a carrying value of $2.45 billion, was $2.50 billion at March 31, 2017. The fair value of variable rate long-term debt approximates its carrying value of $3.49 billion at March 31, 2017. With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s senior unsecured notes (Level 1) is determined based on quoted prices in an active market.

(11) Insurance Reserves

Insurance reserves are established for professional and general liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice) and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through March 31, 2017.

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

Item 1. Financial Statements - (continued)	Table of Contents

Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

At March 31, 2017 and December 31, 2016, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	March 31, 2017	December 31, 2016
Third-party insurance reserves	$90.6	$92.8
Estimated losses under self-insured programs	174.7	170.0
Incurred but not reported losses	99.5	94.3
Total accrued insurance reserves	364.8	357.1
Less estimated losses payable within one year	76.6	78.2
Total	$288.2	$278.9

The changes to the Company's estimated losses under insurance programs as of March 31, 2017 were as follows (in millions):

Balance at December 31, 2016	$357.1
Provision related to current period reserves	18.3
Payments for prior period reserves	(15.2)
Change in third-party insurance reserves	(3.0)
Other, net including post-acquisition adjustments	7.6
Balance at March 31, 2017	$364.8

(12) Stockholders’ Equity

a. Common Stock

On December 1, 2016, the Company completed the Merger. Under the terms of the Merger, upon completion of the Merger, each share of AmSurg common stock was converted into one share of Company common stock, par value of $0.01 per share, and each share of EHH common stock was converted into 0.334 shares of Company common stock. Pursuant to the Merger, the Company issued 62,582,161 shares of common stock to the former stockholders of EHH, which represented the conversion of all outstanding common stock of EHH as of December 1, 2016.

The Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements. During the three months ended March 31, 2017 and 2016, the Company repurchased approximately 128,186 shares and 77,780 shares, respectively, of common stock for approximately $8.8 million and $5.7 million, respectively.

b. Preferred Stock

Under the terms of the Merger, upon completion of the Merger, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (“AmSurg Preferred Stock”) was converted into one share, par value of $0.01 per share, of Company 5.25% mandatory convertible preferred stock, Series A-1 (“Company Preferred Stock”). Pursuant to the Merger, the Company issued 1,725,000 shares of Company Preferred Stock.

The mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by the Board, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at the Company's election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. Each share of the mandatory convertible preferred stock has a liquidation preference of $100, plus an amount equal to accrued and unpaid dividends. Each share of the mandatory convertible preferred stock will automatically convert on July 1, 2017 (subject to postponement in certain cases), into between 1.8141 and 2.2222 shares of common stock (the “minimum conversion rate” and “maximum conversion rate,” respectively), each subject to adjustment. The number of shares of common stock issuable on conversion will be determined based on the average volume weighted average price per share of the Company's common stock over the 20 consecutive trading day period commencing on and including the 22nd scheduled trading day prior to July 1, 2017. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate. If any holder elects to

Item 1. Financial Statements - (continued)	Table of Contents

convert shares of mandatory convertible preferred stock during a specified period beginning on the effective date of a fundamental change the conversion rate will be adjusted under certain circumstances and such holder will also be entitled to a fundamental change dividend make-whole amount.

During the three months ended March 31, 2017 and 2016, the Board declared a dividend totaling $1.3125 per share in cash, or $2.3 million, for the Company's mandatory convertible preferred stock. As of March 31, 2017, the dividend declared in the current period was funded to the paying agent and paid to stockholders of record as of March 15, 2017.

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

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the “2014 Plan”), which was amended in both 2016 and 2017, most recently to change the name of the plan to the Envision Healthcare Corporation 2014 Equity and Incentive Plan, among other things. Under this plan, the Company has granted restricted stock unit awards, non-qualified options and market-based performance share units to employees and outside directors. At March 31, 2017, 3,200,000 shares were authorized for grant under the 2014 Plan and 2,336,997 shares were available for future equity grants.

Restricted stock and stock units granted to outside directors vest on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over three to four years in three equal installments. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. The market-based performance share units vest based on achievement of both the three year service condition and market condition. Under the terms of the 2014 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

During the three months ended March 31, 2017, the Company issued 58,022 market-based performance share units with a grant date fair value of $57.47 per unit using a Monte Carlo simulation model. In addition, as a result of the Merger, 191,927 market-based performance share units were converted at a fair value of $62.69 per share. At March 31, 2017, 241,874 market-based performance shares were outstanding. The market-based performance share units continue to have the same terms and conditions as were in effect prior to the Merger. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies. If the financial performance goal is not achieved, the market based performance share units will be forfeited. The number of market based performance share units that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal.

During the three months ended March 31, 2017, the Company issued 350,753 performance-based share units which vest in a range from 0% to 150% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. The Company has not recognized stock compensation expense for the performance-based share units during the three months ended March 31, 2017 as the performance conditions have not been determined as of March 31, 2017. The Company expects the performance conditions to be determined during the third year of vesting.

The Company did not issue options subsequent to 2008 from the 2014 Plan, and all outstanding options issued under the 2014 Plan are fully vested. Options previously issued under the 2014 Plan were granted at market value on the date of the grant and vested over four years. Outstanding options issued under the 2014 Plan have a term of ten years from the date of grant.

Under Company policy, shares held by outside directors and senior management are subject to certain stock ownership guidelines and restrictions on hedging and pledging.

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

Item 1. Financial Statements - (continued)	Table of Contents

2013 Omnibus Incentive Plan ("2013 Plan") prior to the completion of the Merger. During the three months ended March 31, 2017, the plan was renamed to the Envision Healthcare Corporation 2013 Omnibus Incentive Plan. At March 31, 2017, 5,580,568 shares were authorized for grant under the 2013 Plan and 4,096,341 shares were available for future equity grants. Non-performance and performance-based awards issued under the 2013 Plan have a time-based vesting ranging from one to three years. All options issued under the 2013 Plan have a term of ten years from the date of grant. Under the terms of the 2013 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

A summary of the status of non-vested restricted shares at March 31, 2017 and changes during the three months ended March 31, 2017 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested awards at December 31, 2016	1,240,526	$63.09
Shares granted	571,084	66.08
Shares vested	(372,945)	53.66
Shares forfeited	(2,204)	67.36
Non-vested awards at March 31, 2017	1,436,461	66.72

A summary of stock option activity for the three months ended March 31, 2017 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2016	3,511,114	$20.81	5.1
Options exercised with total intrinsic value of $8.0 million	(148,773)	12.85
Options canceled	(12,049)	47.12
Outstanding at March 31, 2017 with an aggregate intrinsic value of $139.1 million	3,350,292	$21.07	4.9
Vested and Exercisable at March 31, 2017 with an aggregate intrinsic value of $138.9 million	3,013,689	$15.97	4.4

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2017 exercised their options at the Company’s closing stock price on March 31, 2017.

The fair value of each stock option award converted as part of the Merger was calculated on the merger date, December 1, 2016, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company.

Volatility	31.9%
Risk free rate	0.82% - 1.90%
Expected term of options in years	1.0 - 5.0
Expected dividend yield	0%

Item 1. Financial Statements - (continued)	Table of Contents

Other information pertaining to share-based activity during the three months ended March 31, 2017 and 2016 is as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense from continuing operations	$14.6	$7.2
Fair value of shares vested	28.4	17.0
Cash received from option exercises	1.1	0.3
Tax benefit from exercises of share based awards	2.9	3.6

As of March 31, 2017, the Company had total unrecognized compensation cost of approximately $68.4 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted average period of 1.1 years. For the three months ended March 31, 2017 and 2016, there were 66,463 and no options that were anti-dilutive, respectively.

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

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2017:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$30.7	116,563	$0.26
Effect of dilutive securities, options and non-vested shares	—	2,912
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$30.7	119,475	$0.26

Net earnings (loss) from discontinued operations attributable to Envision Healthcare Corporation common stockholders (basic and diluted)	$(478.2)	116,563	$(4.10)

2016:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$28.6	53,665	$0.53
Effect of dilutive securities, options and non-vested shares	—	336
Net earnings attributable to Envision Healthcare Corporation common stockholders (diluted)	$28.6	54,001	$0.53

Item 1. Financial Statements - (continued)	Table of Contents

(13) Income Taxes

The Company files a consolidated federal income tax return. Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company applies recognition thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as it relates to accounting for uncertainty in income taxes. In addition, it is the Company’s policy to recognize interest accrued and penalties, if any, related to unrecognized benefits as income tax expense in its consolidated statements of operations. The Company does not expect significant changes to its tax positions or liability for tax uncertainties during the next 12 months.

The Company and its subsidiaries file U.S. federal and various state tax returns. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2012.

(14) Commitments and Contingencies

Litigation

From time to time the Company is named as a party to legal claims and proceedings in the ordinary course of business. Other than the proceedings described below, the Company's management is not aware of any claims or proceedings that are expected to have a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company is subject to litigation arising in the ordinary course of business, including litigation principally relating to professional and general liability. There can be no assurance that the Company's insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. The Company believes that it is not engaged in any legal proceedings that are expected to have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

Four putative class action lawsuits were filed against certain subsidiaries of the Company's medical transportation business in California alleging violations of California wage and hour laws, including failures to pay overtime wages and to provide required meal and rest breaks to employees. On April 16, 2008, L. Bartoni commenced a suit in the Superior Court of California, Alameda County, on July 8, 2008, Vaughn Banta filed suit in the Superior Court of California, Los Angeles County (L.A. Superior Court), on January 22, 2009, Laura Karapetian filed suit in the L.A. Superior Court, and on March 11, 2010, Melanie Aguilar filed suit in L.A. Superior Court. The Aguilar and Karapetian cases were consolidated into a single action. In the Bartoni case, the court denied class certification of the meal break claim, but the appellate court reversed and remanded the ruling on rest breaks for further proceedings. The plaintiffs in Bartoni have asserted representative claims on behalf of similarly situated employees under the California Private Attorney General Act (PAGA). In each of the Banta and Karapetian/Aguilar cases, while all classes have been decertified, the plaintiffs have also asserted representative claims under PAGA. The Company is unable at this time to estimate the amount of potential damages, if any.

In 2012, the Company's Rural/Metro subsidiary entered into a Corporate Integrity Agreement (CIA) with the OIG in connection with a qui tam action alleging that Rural/Metro had falsified Medicare documents and improperly billed for ambulance services. The CIA

Item 1. Financial Statements - (continued)	Table of Contents

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

Redeemable Noncontrolling Interests

Certain of the Company’s wholly owned subsidiaries are responsible for all debts incurred but unpaid by the Company's less than wholly owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions. In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2017. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

Item 1. Financial Statements - (continued)	Table of Contents

(15) Segment Reporting

Prior to the classification of the medical transportation business into discontinued operations, the Company operated in three major lines of business, physician services, medical transportation and ambulatory services, which had been identified as its operating and reportable segments. Subsequent to the discontinued operations classification, the Company has aligned financial results into two operating and reportable segments: physician services and ambulatory services. The physician services segment includes the Company’s hospital-based and non-hospital-based physician services business. The ambulatory services segment includes the Company’s ambulatory surgery business, which acquires, develops, owns and operates ASCs and surgical hospitals in partnership with physicians and health systems.

The Company’s financial information by segment is prepared on an internal management reporting basis and includes allocations of corporate expenses. This financial information is used by the chief operating decision maker to allocate resources and assess the performance of the segments. The Company’s segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker which is its Chief Executive Officer.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2017	2016
Net Revenue:
Physician Services(1)	$1,562.7	$417.6
Ambulatory Services	315.9	307.1
Total	$1,878.6	$724.7

Adjusted EBITDA:
Physician Services(1) (2)	$150.1	$66.5
Ambulatory Services(2)	60.2	53.6
Total	$210.3	$120.1

Adjusted EBITDA:	$210.3	$120.1
Net earnings attributable to noncontrolling interests	54.1	53.8
Interest expense, net	(52.4)	(30.8)
Depreciation and amortization	(71.3)	(29.0)
Share-based compensation	(14.6)	(7.2)
Transaction and integration costs	(21.5)	(1.4)
Impairment charges	(0.3)	—
Net gain on disposals and deconsolidations	0.3	—
Earnings before income taxes	$104.6	$105.5

Acquisition and Capital Expenditures:
Physician Services (1)	$66.0	$10.3
Ambulatory Services	27.8	8.4
Total	$93.8	$18.7

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

(2)
For the three months ended March 31, 2017 and on a before tax basis, approximately $14.5 million of general corporate expenses, including allocations for corporate salaries and stock based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. This removal of corporate expenses resulted in a reduction of Adjusted EBITDA in the physician services and ambulatory services segments of $6.9 million and $2.0 million, respectively.

Item 1. Financial Statements - (continued)	Table of Contents

(16) Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - March 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$52.1	$15.0	$158.2	$—	$225.3
Insurance collateral	—	—	86.3	—	86.3
Accounts receivable, net	—	271.6	1,056.5	—	1,328.1
Supplies inventory	—	—	22.9	—	22.9
Prepaid and other current assets	17.1	57.3	64.8	(3.1)	136.1
Current assets held for sale	—	3,026.5	—	—	3,026.5
Total current assets	69.2	3,370.4	1,388.7	(3.1)	4,825.2
Property and equipment, net	11.7	94.7	192.9	—	299.3
Investments in and advances to affiliates	11,356.3	1,070.1	—	(12,295.0)	131.4
Intercompany receivable	2,323.1	143.5	—	(2,466.6)	—
Goodwill	—	1,603.7	—	6,062.0	7,665.7
Intangible assets, net	11.5	1,259.1	2,365.5	—	3,636.1
Other assets	37.2	38.0	58.5	—	133.7
Total assets	$13,809.0	$7,579.5	$4,005.6	$(8,702.7)	$16,691.4
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$35.0	$0.5	$11.3	$—	$46.8
Accounts payable	1.6	23.6	29.7	—	54.9
Accrued salaries and benefits	4.7	127.8	284.1	—	416.6
Accrued interest	34.5	—	—	—	34.5
Other accrued liabilities	6.0	154.0	98.9	(3.1)	255.8
Current liabilities held for sale	—	737.9	—	—	737.9
Total current liabilities	81.8	1,043.8	424.0	(3.1)	1,546.5
Long-term debt	5,744.4	0.3	41.2	—	5,785.9
Deferred income taxes	1,655.9	—	165.9	—	1,821.8
Insurance reserves	4.0	159.2	125.0	—	288.2
Other long-term liabilities	31.9	53.9	32.2	—	118.0
Intercompany payable	—	2,034.4	432.2	(2,466.6)	—
Noncontrolling interests – redeemable	—	—	62.3	120.3	182.6
Equity:
Total Envision Healthcare Corporation equity	6,291.0	4,287.9	2,579.9	(6,867.8)	6,291.0
Noncontrolling interests – non-redeemable	—	—	142.9	514.5	657.4
Total equity	6,291.0	4,287.9	2,722.8	(6,353.3)	6,948.4
Total liabilities and equity	$13,809.0	$7,579.5	$4,005.6	$(8,702.7)	$16,691.4

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$41.6	$45.0	$230.3	$—	$316.9
Insurance collateral	—	0.8	86.2	—	87.0
Accounts receivable, net	—	282.2	1,015.6	—	1,297.8
Supplies inventory	—	—	23.4	—	23.4
Prepaid and other current assets	21.2	58.3	56.6	(1.0)	135.1
Current assets held for sale	—	551.1	—	—	551.1
Total current assets	62.8	937.4	1,412.1	(1.0)	2,411.3
Property and equipment, net	11.6	96.5	192.7	—	300.8
Investments in and advances to affiliates	11,289.9	2,250.9	—	(13,426.1)	114.7
Intercompany receivable	2,324.9	291.2	—	(2,616.1)	—
Goodwill	—	1,580.6	—	6,003.4	7,584.0
Intangible assets, net	12.8	1,276.4	2,386.3	—	3,675.5
Other assets	31.3	54.2	59.4	(10.7)	134.2
Noncurrent assets held for sale	—	2,488.4	—	—	2,488.4
Total assets	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$35.0	$0.6	$11.0	$—	$46.6
Accounts payable	5.0	34.1	30.8	—	69.9
Accrued salaries and benefits	13.4	186.1	284.3	—	483.8
Accrued interest	51.4	—	—	—	51.4
Other accrued liabilities	3.9	147.4	102.9	(1.0)	253.2
Current liabilities held for sale	—	249.4	—	—	249.4
Total current liabilities	108.7	617.6	429.0	(1.0)	1,154.3
Long-term debt	5,749.0	0.3	40.9	—	5,790.2
Deferred income taxes	1,109.9	—	233.8	—	1,343.7
Insurance reserves	4.2	127.6	147.1	—	278.9
Other long-term liabilities	30.4	33.1	38.9	—	102.4
Noncurrent liabilities held for sale	—	468.6	—	—	468.6
Intercompany payable	—	2,290.1	326.0	(2,616.1)	—
Noncontrolling interests – redeemable	—	—	70.5	112.4	182.9
Equity:
Total Envision Healthcare Corporation equity	6,731.1	5,438.3	2,558.9	(7,997.2)	6,731.1
Noncontrolling interests – non-redeemable	—	—	205.4	451.4	656.8
Total equity	6,731.1	5,438.3	2,764.3	(7,545.8)	7,387.9
Total liabilities and equity	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$8.2	$440.1	$1,468.7	$(38.4)	$1,878.6
Operating expenses:
Salaries and benefits	22.7	398.2	927.4	(0.2)	1,348.1
Supply cost	—	1.1	52.9	—	54.0
Insurance expense	0.5	15.8	55.7	(23.2)	48.8
Other operating expenses	6.7	35.2	157.0	(15.0)	183.9
Transaction and integration costs	2.3	18.7	0.5	—	21.5
Impairment charges	—	0.3	—	—	0.3
Depreciation and amortization	1.5	54.3	15.5	—	71.3
Total operating expenses	33.7	523.6	1,209.0	(38.4)	1,727.9
Net gain (loss) on disposals and deconsolidations	—	1.8	(1.5)	—	0.3
Equity in earnings of unconsolidated affiliates	(399.3)	163.7	—	240.5	4.9
Operating income	(424.8)	82.0	258.2	240.5	155.9
Interest expense, net	9.0	33.0	10.4	—	52.4
Other income, net	1.0	—	0.1	—	1.1
Earnings before income taxes	(432.8)	49.0	247.9	240.5	104.6
Income tax expense (benefit)	12.4	(29.9)	35.0	—	17.5
Net earnings (loss) from continuing operations	(445.2)	78.9	212.9	240.5	87.1
Net loss from discontinued operations	—	(478.2)	—	—	(478.2)
Net earnings (loss)	(445.2)	(399.3)	212.9	240.5	(391.1)
Less net earnings attributable to noncontrolling interests	—	—	54.1	—	54.1
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(445.2)	(399.3)	158.8	240.5	(445.2)
Preferred stock dividends	(2.3)	—	—	—	(2.3)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(447.5)	$(399.3)	$158.8	$240.5	$(447.5)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$8.5	$251.7	$477.5	$(13.0)	$724.7
Operating expenses:
Salaries and benefits	24.0	198.4	189.2	(0.1)	411.5
Supply cost	—	0.8	46.2	—	47.0
Insurance expense	0.2	9.9	7.6	—	17.7
Other operating expenses	7.3	8.7	85.3	(12.9)	88.4
Transaction and integration costs	0.2	1.2	—	—	1.4
Depreciation and amortization	1.1	18.7	9.2	—	29.0
Total operating expenses	32.8	237.7	337.5	(13.0)	595.0
Equity in earnings of unconsolidated affiliates	69.0	85.8	—	(148.2)	6.6
Operating income	44.7	99.8	140.0	(148.2)	136.3
Interest expense (income), net	(2.8)	27.0	6.6	—	30.8
Earnings before income taxes	47.5	72.8	133.4	(148.2)	105.5
Income tax expense	16.6	3.8	0.4	—	20.8
Net earnings from continuing operations	30.9	69.0	133.0	(148.2)	84.7
Less net earnings attributable to noncontrolling interests	—	—	53.8	—	53.8
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	30.9	69.0	79.2	(148.2)	30.9
Preferred stock dividends	(2.3)	—	—	—	(2.3)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$28.6	$69.0	$79.2	$(148.2)	$28.6

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$26.8	$123.2	$95.5	$(147.4)	$98.1
Cash flows from investing activities:
Acquisitions and related expenses	—	(73.3)	—	0.2	(73.1)
Acquisition of property and equipment	(0.2)	(27.7)	(12.8)	—	(40.7)
Purchases of marketable securities	—	—	(3.4)	—	(3.4)
Maturities of marketable securities	—	—	0.5	—	0.5
Other, net	—	11.7	(4.6)	—	7.1
Net cash flows used in investing activities	(0.2)	(89.3)	(20.3)	0.2	(109.6)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	3.7	—	3.7
Repayment on long-term borrowings	(8.7)	(0.3)	(2.9)	—	(11.9)
Distributions to owners, including noncontrolling interests	—	(77.3)	(130.6)	147.4	(60.5)
Changes in intercompany balances with affiliates, net	1.8	19.0	(20.8)	—	—
Other, net	(9.2)	(2.3)	3.3	(0.2)	(8.4)
Net cash flows used in financing activities	(16.1)	(60.9)	(147.3)	147.2	(77.1)
Net increase (decrease) in cash and cash equivalents	10.5	(27.0)	(72.1)	—	(88.6)
Cash and cash equivalents, beginning of period	41.6	59.7	230.3	—	331.6
Less cash and cash equivalents of held for sale assets, end of period	—	17.7	—	—	17.7
Cash and cash equivalents, end of period	$52.1	$15.0	$158.2	$—	$225.3

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$18.1	$32.4	$162.9	$(131.7)	$81.7
Cash flows from investing activities:
Acquisitions and related expenses	—	(3.0)	—	—	(3.0)
Acquisition of property and equipment	(1.5)	(7.3)	(6.9)	—	(15.7)
Maturities of marketable securities	—	—	2.2	—	2.2
Other, net	—	(0.9)	(0.6)	—	(1.5)
Net cash flows used in investing activities	(1.5)	(11.2)	(5.3)	—	(18.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	15.0	—	1.2	—	16.2
Repayment on long-term borrowings	(37.2)	—	(3.1)	—	(40.3)
Distributions to owners, including noncontrolling interests	—	(68.5)	(120.0)	131.7	(56.8)
Changes in intercompany balances with affiliates, net	(0.9)	40.4	(39.5)	—	—
Other, net	(4.5)	—	0.8	—	(3.7)
Net cash flows used in financing activities	(27.6)	(28.1)	(160.6)	131.7	(84.6)
Net decrease in cash and cash equivalents	(11.0)	(6.9)	(3.0)	—	(20.9)
Cash and cash equivalents, beginning of period	20.4	24.4	61.9	—	106.7
Cash and cash equivalents, end of period	$9.4	$17.5	$58.9	$—	$85.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016 (Form 10-K).  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Among the factors that could cause future results to differ materially from those provided in this report, including our liquidity, financial condition and results of operations, are: risks related to the Merger, including that we may fail to realize the anticipated benefits of the Merger; changes to payment rates or methods of third-party payors; potential decreases in our revenue and profit margin under our fee for service contracts and arrangements due to changes in volume, payor mix and reimbursement rates; volumes at our existing surgery centers; our loss of existing contracts; our significant client relationships that result in a concentration of revenue; our failure to assess the costs under new contracts; our ability to successfully recruit and retain physicians and other healthcare professionals; enforceability of our non-compete agreements; our failure to implement our business strategy; our ability to cross-sell or sell bundled services to customers; the success of our partnerships with payors and other healthcare providers; litigation for which we are not fully reserved and our ability accurately set reserves; failure to comply with laws and regulations or adjust operations as appropriate in response to changing laws and regulations; acquisitions that could divert the attention of management; our ability to manage growth effectively; the high level of competition in our lines of business; our ability to maintain our information systems; disruptions in our disaster recovery systems, management continuity planning or information systems; challenges by tax authorities on our treatment of certain physicians as independent contractors; our ability to successfully maintain effective internal controls over financial reporting; shortages of products, equipment and medical supplies; potential write-offs of intangible assets, such as goodwill; the negative impact of weather and other factors on our business; our responsibilities to the minority owners of entities through which we own our surgery centers; failure to timely or accurately bill for services; unfavorable changes in regulatory, economic and other conditions; our ability to adequately protect our intellectual property; risks related to our substantial indebtedness; the impact of the Health Reform Law, as currently structured, and the repeal or modification of the Health Reform Law; the impact of federal and state investigations and compliance reviews; initiatives to reduce spending on healthcare procedures; our ability to timely enroll our providers in the Medicare program; and the other risks and uncertainties discussed in this report and in our Form 10-K, including under “Item 1A. – Risk Factors” of Form 10-K.

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, ambulatory services and post-acute services. The Company was formed on June 10, 2016 for the purpose of effecting the Merger. Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s unaudited consolidated financial statements reflect AmSurg’s results for the three months ended March 31, 2016, and the Company’s results as of December 31, 2016 and for the three months ended March 31, 2017. The Company accounted for the Merger using the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) and Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 805, “Business Combinations” (ASC 805).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Following the completion of the Merger, we had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment while the ambulatory services segment reflects AmSurg's ambulatory services segment. On February 28, 2017, we announced that the Company would begin exploring strategic alternatives for our medical transportation business, American Medical Response (AMR). During the three months ended March 31, 2017, the Board approved a plan to actively market and divest the AMR business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the three months ended March 31, 2017 and assets held for sale as of March 31, 2017 and December 31, 2016, and medical transportation is no longer a separate reportable segment.

Physician Services Overview

At March 31, 2017, we delivered physician services, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services, and children’s services to more than 1,600 clinical departments in healthcare facilities in 45 states and the District of Columbia, with a significant presence in Arizona, California, Florida, New Jersey and Texas. At March 31, 2017, we employed more than 23,500 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In certain cases, in addition to this primary form of reimbursement, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At March 31, 2017, we operated 264 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 other affiliated physicians who utilize our centers. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and currently intend to continue to pursue such partnerships.

Health Care Reform and Government Sponsored Programs

Our physician services and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the three months ended March 31, 2017, we derived approximately 28.0% and 26%, respectively, of our physician services and ambulatory services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

The payments we receive under government healthcare programs are often less than our standard charges for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These spending cuts, commonly referred to as “sequestration,” may not be more than 2% for a FFY (federal fiscal year). The sequestration cuts have been extended through FFY 2025. In addition, the Health Reform Law contains a number of provisions designed to reduce Medicare program spending. We cannot predict what other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

In addition, MACRA required the establishment of the Quality Payment Program (QPP), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (Advanced APM) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (MIPS) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS will consolidate components of several existing physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

ASC payments. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to HOPD payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. In 2016, CMS increased ASC reimbursement rates by 0.3%, which did not have a significant impact on our 2016 ambulatory services revenues. For 2017, CMS has increased ASC reimbursement rates by 1.9%. However, based on our current procedure mix, the impact of these rate adjustments would result in a reduction in our ambulatory services revenue of approximately $2.5 million in 2017.

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

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures. However, the future of the Health Reform Law is uncertain following the 2016 federal elections. The president and certain members of Congress have stated their intent to repeal the Health Reform Laws. On May 4, 2017, the U.S. House of Representatives passed the American Health Care Reform Act of 2017 (the “House Reform Act”), which would repeal and replace many provisions of the Health Reform Law. We cannot predict whether the Senate will pass this legislation and, if so, whether the House Reform Act will be significantly modified prior to its enactment. The impact of repeal or changes to the Healthcare Reform Laws and any newly enacted reforms on the healthcare industry is unknown.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2016 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2016.

Recent Accounting Pronouncements

See Note 1 in the Notes to the Unaudited Consolidated Financial Statements.

Results of Operations

Our consolidated statements of operations include the results of our physician services and ambulatory services segments. Our revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services to patients of the healthcare facilities and from facility fees for the procedures performed at our surgery centers. Contract revenue represents income earned from our hospital customers to supplement payments from third-party payors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

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

Our depreciation expense primarily relates to charges for medical equipment and leasehold improvements. Amortization expense primarily relates to intangible assets recorded for customer relationships arising from acquisitions and computer software.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three months ended March 31, 2017 and 2016. The operating results of EHH are included in our operating results effective December 1, 2016.

	Three Months Ended March 31,
	2017	2016
Net revenue	100.0%	100.0%
Operating expenses:
Salaries and benefits	71.8	56.8
Supply cost	2.9	6.5
Insurance expense	2.6	2.4
Other operating expenses	9.8	12.2
Transaction and integration costs	1.1	0.2
Impairment charges	—	—
Depreciation and amortization	3.8	4.0
Total operating expenses	92.0	82.1
Net gain on disposals and deconsolidations	—	—
Equity in earnings of unconsolidated affiliates	0.3	0.9
Operating income	8.3	18.8
Interest expense, net	2.8	4.3
Other income, net	0.1	—
Earnings from operations before income taxes	5.6	14.6
Income tax expense	0.9	2.9
Net earnings from continuing operations	4.6	11.7
Discontinued operations:
Earnings from discontinued operations	0.5	—
Income tax expense from discontinued operations	(26.0)	—
Net loss from discontinued operations	(25.5)	—
Net earnings (loss)	(20.8)	11.7
Net earnings attributable to noncontrolling interests	2.9	7.4
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(23.7)%	4.3%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Net revenue increased $1.15 billion, or 159.2%, to $1.88 billion in the three months ended March 31, 2017 from $724.7 million in the three months ended March 31, 2016. Our net revenue was impacted primarily by the following:

•
an increase of $1.145 billion during the three months ended March 31, 2017 associated with our physician services segment, driven primarily by a full period of results from the Merger in the current period. Additionally contributing to the increase were the results of acquisitions completed during 2016 and 2017, increases in our same-contract growth and the consolidation of a partnership during 2016 previously accounted for as an equity method investment; and

•
an increase of $8.8 million during the three months ended March 31, 2017 associated with our ambulatory services segment driven primarily by the results of acquisitions completed during 2016 and 2017 and increases in our same-center growth.

Operating income increased $19.6 million, or 14.4%, to $155.9 million during the three months ended March 31, 2017, from $136.3 million in the three months ended March 31, 2016. Our operating income was impacted during the three months ended March 31, 2017 primarily by the following:

•
an increase of $10.3 million during the three months ended March 31, 2017 associated with results from our physician services segment primarily due to the Merger and completed acquisitions during 2017 and 2016; and

•	an increase of $9.3 million during the three months ended March 31, 2017 experienced by our ambulatory services segment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

primarily due to the operations of recent acquisitions and same-contract growth, offset by the result of deconsolidation activity.

As a percentage of our consolidated net revenue, our physician services segment has increased to 83.2% for the three months ended March 31, 2017 as compared to 57.6% for the three months ended March 31, 2016 as a result of the Merger. As such, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our reportable segments.

Net interest expense increased $21.6 million, or 70.1%, to $52.4 million in the three months ended March 31, 2017, from $30.8 million in the three months ended March 31, 2016 primarily as a result of increased borrowings related to the Merger. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $17.5 million for the three months ended March 31, 2017 compared to $20.8 million in the three months ended March 31, 2016. Our effective tax rate during the three months ended March 31, 2017 was approximately 17% of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest, our effective tax rate was approximately 35% for the three months ended March 31, 2017 and 40% for the three months ended March 31, 2016. Our effective tax rate decreased from 40% to 35% in the current period due to the recognition of $2.9 million of tax benefits as a result of the adoption of ASU 2016-09, which requires the income tax effects of equity awards to be recognized in the statement of operations in the period in which awards vest or are exercised.

Noncontrolling interests in net earnings for the three months ended March 31, 2017 increased $0.3 million from the three months ended March 31, 2016, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2017 and 2016.

Physician Services Operations

Our physician services segment represents the combination of the historical physician services segment from AmSurg and the historical physician services segment from EHH. We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract revenue, new contract revenue, terminated contracts revenue and acquired contract revenue. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods. Terminated contracts reflect amounts of revenue relating to contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth assuming the Merger had occurred on January 1, 2016, based on separately reported historical results.

Three Months Ended March 31, 2017
Contribution to Net Revenue Growth:
Same contract	3.3%
New contracts	6.3
Terminated contracts	(10.1)
Acquired contract and other	9.7
Total net revenue growth	9.2%

Patient encounters per day (day adjusted)	2.3%
Net revenue per encounter	2.7
Same contract revenue growth	5.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

The following tables and comparisons to prior periods include results of EHH effective December 1, 2016, the date of the Merger.

The following table summarizes our approximate payor mix as a percentage of net revenue and our approximate payor mix based on patient encounters for the periods indicated.

	Percentage of Net Revenue		Percentage of Total Volume
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Medicare	20%	13%	33%	34%
Medicaid	8	6	24	22
Commercial and managed care	56	71	29	35
Self-pay	2	1	14	9
Net fee for service revenue	86%	91%	100%	100%
Contract and other revenue	14	9
Net revenue for physician services	100%	100%

The following table shows selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Three Months Ended March 31,
	2017		2016
Net revenue	$1,562.7	100.0%	$417.6	100.0%
Operating expenses:
Salaries and benefits	1,248.6	79.9	312.6	74.9
Supply cost	5.8	0.4	1.0	0.2
Insurance expense	46.9	3.0	16.2	3.9
Other operating expenses	120.1	7.7	26.6	6.4
Transaction and integration costs	19.2	1.2	1.2	0.3
Impairment charges	0.3	—	—	—
Depreciation and amortization	61.6	3.9	20.3	4.9
Total operating expenses	1,502.5	96.1	377.9	90.5
Net loss on disposals and deconsolidations	(7.1)	(0.5)	—	—
Equity in earnings (loss) of unconsolidated affiliates	(0.3)	—	2.8	0.7
Operating income	$52.8	3.4%	$42.5	10.2%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Physician services net revenue increased $1.15 billion, or 274.2%, to $1.56 billion in the three months ended March 31, 2017 from $417.6 million in the three months ended March 31, 2016. During the three months ended March 31, 2017, compared to the prior year period, our total growth in net revenue of our physician services segment resulted primarily from the Merger, which represented $1.04 billion, and from physician practices acquired in 2017 and 2016, which contributed approximately $56.0 million, respectively. In addition during the three months ended March 31, 2017, we experienced an increase in net revenue as a result of same-contract growth, which contributed approximately $9.7 million. We also experienced an increase in revenue of $41.3 million in the three months ended March 31, 2017 due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016.

Salaries and benefits increased by $936.0 million, or 299.4%, to $1.25 billion in the three months ended March 31, 2017 from $312.6 million in the three months ended March 31, 2016. The increase during the three months ended March 31, 2017 is primarily due to increased compensation costs resulting from the Merger, which contributed $842.6 million, and both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. As a percentage of revenue, salaries and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

benefits increased due to the inclusion of EHH's physician services, which historically has a higher percentage of salaries and benefits as a percentage of revenue compared to that of the legacy AmSurg physician services.

Insurance expense increased $30.7 million, or 189.5%, to $46.9 million in the three months ended March 31, 2017 from $16.2 million in the three months ended March 31, 2016. The increase is primarily due to the Merger, which contributed $26.2 million, and acquisitions completed during the latter half of 2016 and during 2017.

Other operating expenses increased $93.5 million, or 351.5%, to $120.1 million in the three months ended March 31, 2017 from $26.6 million in the three months ended March 31, 2016. The increase is primarily due to the Merger, which contributed $80.3 million, and acquisitions completed during the latter half of 2016 and during 2017.

Transaction and integration costs were approximately $19.2 million for the three months ended March 31, 2017 and $1.2 million for the three months ended March 31, 2016 resulting primarily from the Merger and our acquisition of physician practices.

Depreciation and amortization for our physician services segment includes approximately $53.5 million of amortization for the three months ended March 31, 2017 and $19.6 million for the three months ended March 31, 2016 resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the three months ended March 31, 2017 compared to the prior year period is a result of the Merger, which contributed $33.5 million, and other acquisitions completed in 2017 and 2016.

Equity in earnings (loss) of unconsolidated affiliates decreased $3.1 million to a loss of $0.3 million in the three months ended March 31, 2017 compared to earnings of $2.8 million during the three months ended March 31, 2016 due to the consolidation of a previously unconsolidated entity that occurred during 2016.

Ambulatory Services Operations

The following table presents certain operating data of our ambulatory services segment for the three months ended March 31, 2017 and 2016. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended March 31,
	2017	2016
Procedures performed during the period at consolidated surgery centers	420,487	416,584
Surgery centers in operation, end of period (consolidated)	238	235
Surgery centers in operation, end of period (unconsolidated)	26	21
Average number of continuing surgery centers in operation (consolidated)	239	236
New surgery centers added, during period	4	—
Surgery centers merged into existing centers, during period	—	1
Surgery centers under development, end of period	—	1
Surgery centers under letter of intent, end of period	2	6
Average revenue per consolidated surgery center (in millions)	$1,324	$1,303
Same-center revenues increase, day adjusted (consolidated)	1.4%	7.1%
Surgical hospitals in operation at end of period (unconsolidated)	1	1

Of the continuing centers in operation at March 31, 2017, 159 centers performed gastrointestinal endoscopy procedures, 57 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of our ambulatory service revenues growth from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2017 same-center group, constituting approximately 96% of our total number of consolidated centers, increased by 1.4% during the three months ended March 31, 2017 comprised of a 0.2% decrease in procedures and a 1.6% increase in revenue per procedure as compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended March 31,
	2017		2016
Net revenue	$315.9	100.0%	$307.1	100.0%
Operating expenses:
Salaries and benefits	99.5	31.5	98.9	32.2
Supply cost	48.2	15.3	46.0	15.0
Insurance expense	1.9	0.6	1.5	0.5
Other operating expenses	63.8	20.2	61.8	20.1
Transaction and integration costs	2.3	0.7	0.2	0.1
Depreciation and amortization	9.7	3.1	8.7	2.8
Total operating expenses	225.4	71.4	217.1	70.7
Net gain on disposals and deconsolidations	7.4	2.3	—	—
Equity in earnings of unconsolidated affiliates	5.2	1.6	3.8	1.2
Operating income	$103.1	32.6%	$93.8	30.5%

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

Ambulatory services revenues increased $8.8 million, or 2.9%, to $315.9 million in the three months ended March 31, 2017 from $307.1 million in the three months ended March 31, 2016. Our ambulatory services revenues were impacted during the three months ended March 31, 2017, as compared to the prior period, primarily by the following:

•	revenue growth of $4.2 million, or 1.4%, for the three months ended March 31, 2017 recognized by our 2017 same-center group;

•	centers acquired in 2016, which contributed $7.9 million of additional revenues in the three months ended March 31, 2017 due to having a full period of operations in 2017;

•	centers acquired in 2017, which contributed $1.1 million of additional revenues in the three months ended March 31, 2017;

•
reduced revenue recognized during the three months ended March 31, 2017 of $1.9 million resulting from the deconsolidation of centers that were consolidated in prior periods. The deconsolidated centers represented a reduction of 4,535 procedures reported during the three months ended March 31, 2016. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•
reduced revenue recognized during the three months ended March 31, 2017 of $2.3 million resulting from the disposal of centers that had a full period of operations during the three months ended March 31, 2016.

Salaries and benefits expense increased by $0.6 million, or 0.6%, to $99.5 million in the three months ended March 31, 2017 from $98.9 million in the three months ended March 31, 2016. Salaries and benefits as a percentage of revenue was impacted by lower incentive compensation expense in the 2017 period, as well as lower corporate expense allocation related to the Merger. Additionally, we had additional costs for staffing at newly acquired and developed centers offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Supply cost increased $2.2 million, or 4.8%, to $48.2 million in the three months ended March 31, 2017 from $46.0 million in the three months ended March 31, 2016. Increased supply costs for the three months ended March 31, 2017 are primarily due to the increase in procedures performed by our same-center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses increased $2.0 million, or 3.2%, to $63.8 million in the three months ended March 31, 2017 from $61.8 million in the three months ended March 31, 2016. The change in expense for the three months ended March 31, 2017 resulted primarily from:

•	an increase of $2.4 million in other operating expenses at our 2017 same-center group;

•	centers acquired or opened during 2016, which resulted in an increase of $1.5 million;

•	centers acquired during 2017, which resulted in an increase of $0.3 million;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	deconsolidation of centers in the current and prior periods, which resulted in a decrease of $0.4 million; and

•	disposal of centers in the current and prior periods, which resulted in a decrease of $1.0 million.

Transaction and integration costs were approximately $2.3 million for the three months ended March 31, 2017 and $0.2 million for the three months ended March 31, 2016, resulting primarily from the Merger, as well as our acquisition of surgery centers.

Depreciation and amortization expense remained relatively unchanged at 3.1% and 2.8% of net revenue for the three months ended March 31, 2017 and 2016, respectively.

Equity in earnings of unconsolidated affiliates was $5.2 million during the three months ended March 31, 2017 and $3.8 million during the three months ended March 31, 2016. The increase in our earnings from equity method investments during the three months ended March 31, 2017 is due to the consummation of one equity method investment during 2016 whereby we contributed one ASC to a joint venture with a health system, which were not fully reflected in 2016 results. Additionally, in the three months ended March 31, 2017, we entered into two separate equity method investments in which we contributed two ASCs into joint ventures with health systems.

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

Cash and cash equivalents attributable to continuing operations at March 31, 2017 and December 31, 2016 were $225.3 million and $316.9 million, respectively. In addition, included in current assets held for sale at March 31, 2017 and December 31, 2016 are cash and cash equivalents attributable to discontinued operations of $17.7 million and $14.7 million, respectively. The table below summarizes cash flow information derived from our statements of cash flows for the three months ended March 31, 2017 and 2016 (in millions).

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$98.1	$81.7
Investing activities	(109.6)	(18.0)
Financing activities	(77.1)	(84.6)

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $98.1 million, compared to $81.7 million for the three months ended March 31, 2016. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the three months ended March 31, 2017 was $37.6 million, compared to $24.9 million for the three months ended March 31, 2016. Cash flows from operations during the three months ended March 31, 2017 were impacted by the following:

•	increased operating cash flows as a result of the Merger;

•	the payment of transaction and integration costs related to the Merger of $26.3 million; and

•
the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving certain performance goals for the year ended December 31, 2016. In accordance with most of our incentive plans, payments are typically made in the first six months of each fiscal year.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 15 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 120 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At March 31, 2017, our

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

physician services segment's net accounts receivable represented 70 days of revenue outstanding, which is an increase from 63 days outstanding at December 31, 2016 (which excluded the results from EHH). The increase in days is due to including the impact of EHH's physician services business, which historically has a longer billing and collection cycle, as it is primarily focused on emergency department services. The increase is due in part to recent acquisitions completed during the three months ended March 31, 2017 and year ended December 31, 2016, as it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized. In addition, we are currently migrating the billing of certain contracts to new billing systems, which we expect will improve efficiency in the billing cycle during 2017. As a result of this process, we are experiencing expected delays in our collections for our physician services. At both March 31, 2017 and December 31, 2016, our ambulatory services segment net accounts receivable represented 33 days of revenue outstanding.

As of March 31, 2017, we had insurance collateral of $86.3 million, which is comprised of restricted cash and available-for-sale securities that are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash used in investing activities was $109.6 million for the three months ended March 31, 2017 compared to $18.0 million for the three months ended March 31, 2016. The change was primarily related to the funding of acquisitions and capital expenditures that occurred during the three months ended March 31, 2017.

During the three months ended March 31, 2017, we had total acquisition and capital expenditures of $113.8 million, which included:

•	$55.4 million for the acquisition of physician practices;

•	$17.7 million for the acquisition of interests in surgery centers; and

•	$40.7 million for new or replacement property.

Financing activities. Net cash used in financing activities was $77.1 million for the three months ended March 31, 2017 compared to $84.6 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we had net payments on long-term borrowings of $8.2 million, which included gross proceeds of $3.7 million and payments of $11.9 million.

During the three months ended March 31, 2017, we repurchased approximately 128,186 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $8.8 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

Our mandatory convertible preferred stock pays dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrue and cumulate from the date of issuance and, to the extent lawful and declared by our Board, will be paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. At any time prior to July 1, 2017, holders may elect to convert all or a portion of their shares of mandatory convertible preferred stock into shares of common stock at the minimum conversion rate of 1.8141 shares of common stock. On July 1, 2017, all outstanding shares of our mandatory convertible preferred stock will convert into common stock. During the three months ended March 31, 2017, our Board declared a dividend payment totaling $1.3125 per share in cash, or $2.3 million, for the Company's mandatory convertible preferred stock. The dividend declared in March 2017 was funded to the paying agent at March 31, 2017 and was paid on April 1, 2017 to stockholders of record as of March 15, 2017.

Pursuant to the Merger, we issued 62,582,161 shares of common stock to the former stockholders of EHH, which represented the conversion of all outstanding common stock of EHH as of December 1, 2016 pursuant to the terms of the of the Merger.

As of March 31, 2017, we had total indebtedness, including capital leases, of $5.94 billion, including $3.49 billion of term loans that mature in 2023 (Term Loan B - 2023), $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $53.3 million of other long-term indebtedness. As of March 31, 2017, there were no borrowings under our ABL Facility.

Term Loan B - 2023

As a result of the Merger, on December 1, 2016, we incurred term loan borrowings in an aggregate principal amount of $3.50 billion that mature on December 1, 2023 by assuming the term loan borrowings made in connection with the Merger through a wholly owned finance subsidiary of EHH immediately prior to the consummation of the Merger. Under the terms of the Term Loan Facility, the Term Loan B - 2023 bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At March 31, 2017, we had approximately $0.4 million in accrued interest associated with the Term Loan B - 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Upon a divestiture of our medical transportation business, under the terms of the Term Loan Facility, we are required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B - 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to ours within 365 days from the sale.

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

As of March 31, 2017, the maximum available under the ABL Facility was $820.6 million. As of March 31, 2017, letters of credit outstanding, which impact the available credit under the ABL Facility, were $132.6 million. Our borrowing capacity, after giving effect to the letters of credit, was $688.0 million as of March 31, 2017. These letters of credit primarily secure the obligations under our captive insurance program. At March 31, 2017, we had not drawn on the ABL.

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At March 31, 2017, we had approximately $13.1 million in accrued interest associated with the 5.625% 2022 Notes reflected in other accrued liabilities.

5.125% 2022 Notes

Upon completion of the Merger, we assumed $750.0 million aggregate principal amount of the 5.125% 2022 Notes, which were issued on June 18, 2014 by EEH. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries.  Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017, and ending on the maturity date of July 1, 2022. At March 31, 2017, we had $9.6 million in accrued interest associated with the 5.125% 2022 Notes.

6.25% 2024 Notes

Upon completion of the Merger, we completed a private offering of $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2017, and ending on the maturity date of December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At March 31, 2017, we had approximately $11.5 million in accrued interest associated with the 6.25% 2024 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $20.9 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at March 31, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2017. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2016, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2017. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2016 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the three months ended March 31, 2017 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit)	Plans or Programs	the Plans or Programs
January 1, 2017 through January 31, 2017	48,504	$67.55	—	$—
February 1, 2017 through February 28, 2017	77,813	69.31	—	—
March 1, 2017 through March 31, 2017	1,869	61.32	—	—
Total	128,186	$68.53	—	$—

(1)
During the three months ended March 31, 2017, we repurchased 128,186 shares with a value of approximately $8.8 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards under the Envision Healthcare Corporation 2014 Equity and Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

10.2*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

10.3*
First Amendment to Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

10.4*
First Amendment to Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016,(iv) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016 and (vi) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2017 and 2016

* Identifies each management compensation plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISION HEALTHCARE CORPORATION

Date:	May 5, 2017

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

