Form 10-Q
period 2017-06-30
Envision Healthcare Corp
filed 2017-08-08
CIK 1678531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017 there were outstanding 120,826,594 shares of the registrant’s Common Stock, $0.01 par value.

Table of Contents to Form 10-Q for the Six Months Ended June 30, 2017

i

Part I

Item 1. Financial Statements
Envision Healthcare Corporation Consolidated Balance Sheets (unaudited) (Dollars in millions, shares in thousands)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$441.3	$316.9
Insurance collateral	100.5	87.0
Accounts receivable, net of allowance of $2,336.9 and $584.0, respectively	1,353.2	1,297.8
Supplies inventory	23.1	23.4
Prepaid and other current assets	146.7	135.1
Current assets held for sale	3,005.6	551.1
Total current assets	5,070.4	2,411.3
Property and equipment, net	305.8	300.8
Investments in unconsolidated affiliates	131.4	114.7
Goodwill	8,179.0	7,584.0
Intangible assets, net	3,763.1	3,675.5
Other assets	138.7	134.2
Noncurrent assets held for sale	—	2,488.4
Total assets	$17,588.4	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$53.0	$46.6
Accounts payable	61.6	69.9
Accrued salaries and benefits	475.1	483.8
Accrued interest	51.1	51.4
Other accrued liabilities	416.1	253.2
Current liabilities held for sale	734.6	249.4
Total current liabilities	1,791.5	1,154.3
Long-term debt, net of deferred financing costs of $105.5 and $111.0, respectively	6,276.4	5,790.2
Deferred income taxes	1,835.6	1,343.7
Insurance reserves	314.3	278.9
Other long-term liabilities	148.4	102.4
Noncurrent liabilities held for sale	—	468.6
Commitments and contingencies
Noncontrolling interests – redeemable	186.7	182.9
Equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 1,206 and 1,725 shares issued and outstanding, respectively	0.1	0.1
Common stock, $0.01 par value, 1,000,000 shares authorized, 118,560 and 117,478 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	5,990.7	5,976.3
Retained earnings	360.3	753.7
Accumulated other comprehensive income (loss)	1.1	(0.2)
Total Envision Healthcare Corporation equity	6,353.4	6,731.1
Noncontrolling interests – non-redeemable	682.1	656.8
Total equity	7,035.5	7,387.9
Total liabilities and equity	$17,588.4	$16,708.9

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (unaudited) (Dollars in millions, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$3,020.6	$859.8	$5,876.4	$1,678.1
Provision for uncollectibles	(1,073.6)	(101.3)	(2,050.8)	(194.9)
Net revenue	1,947.0	758.5	3,825.6	1,483.2
Operating expenses:
Salaries and benefits	1,363.6	406.1	2,711.7	817.6
Supply cost	57.0	49.7	111.0	96.7
Insurance expense	42.6	19.1	91.4	36.8
Other operating expenses	189.4	90.0	373.3	178.4
Transaction and integration costs	27.4	5.1	48.9	6.5
Impairment charges	—	—	0.3	—
Depreciation and amortization	71.6	30.1	142.9	59.1
Total operating expenses	1,751.6	600.1	3,479.5	1,195.1
Net gain (loss) on disposals and deconsolidations	(5.8)	2.6	(5.5)	2.6
Equity in earnings of unconsolidated affiliates	5.7	7.4	10.6	14.0
Operating income	195.3	168.4	351.2	304.7
Interest expense, net	56.1	31.9	108.5	62.7
Other income, net	0.4	—	1.5	—
Earnings from continuing operations before income taxes	139.6	136.5	244.2	242.0
Income tax expense	35.6	33.4	53.1	54.2
Net earnings from continuing operations	104.0	103.1	191.1	187.8
Discontinued operations:
Earnings from discontinued operations	6.7	—	16.7	—
Income tax expense from discontinued operations	(2.8)	—	(491.0)	—
Net earnings (loss) from discontinued operations	3.9	—	(474.3)	—
Net earnings (loss)	107.9	103.1	(283.2)	187.8
Less net earnings attributable to noncontrolling interests	51.6	57.1	105.7	110.9
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	56.3	46.0	(388.9)	76.9
Preferred stock dividends	(2.2)	(2.2)	(4.5)	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$54.1	$43.8	$(393.4)	$72.4

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$50.2	$43.8	$80.9	$72.4
Earnings (loss) from discontinued operations, net of income tax	3.9	—	(474.3)	—
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$54.1	$43.8	$(393.4)	$72.4

Basic earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.43	$0.82	$0.69	$1.35
Net earnings (loss) from discontinued operations	0.03	—	(4.06)	—
Net earnings (loss)	$0.46	$0.82	$(3.37)	$1.35
Diluted earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.42	$0.80	$0.68	$1.34
Net earnings (loss) from discontinued operations	0.03	—	(4.06)	—
Net earnings (loss)	$0.45	$0.80	$(3.37)	$1.34

Weighted average number of shares and share equivalents outstanding:
Basic	116,852	53,739	116,708	53,702
Diluted	119,581	57,327	119,528	57,229

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net earnings (loss)	$107.9	$103.1	$(283.2)	$187.8
Other comprehensive income, net of income tax:
Unrealized holding gain during the period, net of income tax	0.4	—	1.3	—
Comprehensive income (loss), net of income tax	108.3	103.1	(281.9)	187.8
Less comprehensive income attributable to noncontrolling interests	51.6	57.1	105.7	110.9
Comprehensive income (loss) attributable to Envision Healthcare Corporation stockholders	$56.7	$46.0	$(387.6)	$76.9

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (unaudited) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)
Balance at December 31, 2016	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9
Net earnings (loss)	—	—	—	—	—	(388.9)	—	35.0	(353.9)	70.7
Issuance of restricted stock	36	—	—	—	—	—	—	—	—	—
Conversion of preferred stock	941	—	(519)	—	—	—	—	—	—	—
Stock options exercised	235	—	—	—	3.7	—	—	—	3.7	—
Stock repurchased	(130)	—	—	—	(8.9)	—	—	—	(8.9)	—
Share-based compensation	—	—	—	—	29.3	—	—	—	29.3	—
Dividends paid on preferred stock	—	—	—	—	—	(4.5)	—	—	(4.5)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	0.6	—	—	39.1	39.7	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(43.7)	(43.7)	(74.3)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(10.3)	—	—	(5.1)	(15.4)	7.4
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	1.3	—	1.3	—
Balance at June 30, 2017	118,560	$1.2	1,206	$0.1	$5,990.7	$360.3	$1.1	$682.1	$7,035.5	$186.7

Balance at January 1, 2016	54,294	$1,345.4	1,725	$166.6	$—	$781.4	$—	$471.3	$2,764.7	$175.7
Net earnings	—	—	—	—	—	76.9	—	36.1	113.0	74.8
Issuance of restricted stock	587	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(7)	—	—	—	—	—	—	—	—	—
Stock options exercised	20	0.5	—	—	—	—	—	—	0.5	—
Stock repurchased	(78)	(5.7)	—	—	—	—	—	—	(5.7)	—
Share-based compensation	—	15.1	—	—	—	—	—	—	15.1	—
Tax benefit related to exercise of share-based awards	—	3.7	—	—	—	—	—	—	3.7	—
Dividends paid on preferred stock	—	—	—	—	—	(4.5)	—	—	(4.5)	—
Acquisitions and other transactions impacting noncontrolling interests	—	0.7	—	—	—	—	—	13.6	14.3	4.0
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(38.1)	(38.1)	(77.2)
Disposals and other transactions impacting noncontrolling interests	—	(2.9)	—	—	—	—	—	—	(2.9)	0.5
Balance at June 30, 2016	54,816	$1,356.8	1,725	$166.6	$—	$853.8	$—	$482.9	$2,860.1	$177.8

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (unaudited) (In millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$(283.2)	$187.8
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	211.8	59.1
Amortization of deferred loan costs	8.4	4.2
Provision for uncollectibles	2,510.9	207.0
Net (gain) loss on disposals and deconsolidations	5.5	(2.6)
Share-based compensation	29.3	15.1
Deferred income taxes	529.3	21.0
Equity in earnings of unconsolidated affiliates	(10.9)	(14.0)
Impairment charges	0.3	—
Net change in fair value of contingent consideration	—	(2.6)
Other, net	—	(3.7)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(2,577.9)	(228.3)
Supplies inventory	(0.7)	(0.4)
Prepaid and other current assets	(5.1)	(23.7)
Accounts payable	(6.1)	(3.3)
Accrued expenses and other liabilities	(45.4)	(28.2)
Other, net	12.5	7.6
Net cash flows provided by operating activities	378.7	195.0
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(485.7)	(281.1)
Acquisition of property and equipment	(90.7)	(37.6)
Purchases of marketable securities	(15.9)	(0.5)
Maturities of marketable securities	7.0	2.7
Other, net	(5.2)	(8.7)
Net cash flows used in investing activities	(590.5)	(325.2)
Cash flows from financing activities:
Proceeds from long-term borrowings	798.3	317.1
Repayment on long-term borrowings	(314.3)	(98.8)
Distributions to noncontrolling interests	(119.0)	(115.6)
Proceeds from issuance of common stock upon exercise of stock options	3.7	0.5
Repurchase of common stock	(8.9)	(5.6)
Financing costs incurred	(2.9)	—
Other, net	(12.1)	—
Net cash flows provided by financing activities	344.8	97.6
Net increase (decrease) in cash and cash equivalents	133.0	(32.6)
Cash and cash equivalents, beginning of period	331.6	106.7
Less cash and cash equivalents of held for sale assets, end of period	23.3	—
Cash and cash equivalents, end of period	$441.3	$74.1

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation
Notes to the Unaudited Consolidated Financial Statements

(1) Description of Business and Basis of Presentation

Description of Business

Envision Healthcare Corporation (the Company) was formed on June 10, 2016 for the purpose of effecting the merger (the Merger) of AmSurg Corp. (AmSurg) and Envision Healthcare Holdings, Inc. (EHH). Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company's unaudited consolidated financial statements reflect AmSurg's results for the three and six months ended June 30, 2016, and the Company’s results as of December 31, 2016 and for the three and six months ended June 30, 2017.

Following the completion of the Merger, the Company had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment, while the ambulatory services segment reflects AmSurg's ambulatory services segment. On February 28, 2017, the Company announced it would explore strategic alternatives for the medical transportation business. During the six months ended June 30, 2017, the Company's board of directors (the Board) approved a plan to actively market and divest the medical transportation business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the three and six months ended June 30, 2017 and assets and liabilities have been recorded as held for sale as of June 30, 2017 and December 31, 2016. The medical transportation business is no longer a separate reportable segment.

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

Restricted Cash and Marketable Securities

As of June 30, 2017 and December 31, 2016, the Company held restricted cash and cash equivalents of $45.3 million and $43.5 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

Supplemental Cash Flow Data

The following presents supplemental cash flow statement disclosure (in millions):

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow information:
Interest payments	$146.2	$58.8
Income tax paid, net of refunds	$14.5	$45.7

Item 1. Financial Statements - (continued)	Table of Contents

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changed how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017 and determined there were no unrecognized tax benefits which required reclassification from additional paid in capital to retained earnings. As a result of the adoption, the Company has recognized approximately $2.1 million of tax benefit associated with the awards that were either exercised or vested during the six months ended June 30, 2017.

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

Physician Services Segment

The physician services segment structures its contractual arrangements for services in various ways. In most states, a wholly owned subsidiary contracts with hospitals to provide management services. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by the Company in the majority of its physician practices regardless of the state where the PC operates. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of the Company's wholly owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 “Consolidations.”

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

The physician services segment also has partnerships with health systems that are considered VIEs. The Company consolidates the majority of the partnerships with health systems as the Company is the primary beneficiary due to its ability to direct the majority of activities that most significantly impact the economic performance of the partnership which occurs generally through a management services agreement. Therefore, the results of consolidated partnerships are reflected as a component of the accompanying consolidated

Item 1. Financial Statements - (continued)	Table of Contents

balance sheets, statements of operations and statements of cash flows.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of June 30, 2017 and December 31, 2016, were $1.52 billion and $1.31 billion, respectively, and the total liabilities of the consolidated VIEs were $1.15 billion and $1.10 billion, respectively. Included in total assets as of June 30, 2017 and December 31, 2016 were $240.5 million and $215.7 million, respectively, of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.
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

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of June 30, 2017 and December 31, 2016, were $373.5 million and $388.1 million, respectively, and the total liabilities of the consolidated VIEs were $119.4 million and $117.9 million, respectively. Included in total assets as of June 30, 2017 and December 31, 2016, were $177.4 million and $185.5 million of assets, respectively, which were restricted as to use due to the Company's ownership percentage in these entities from the ambulatory services segments and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $20.2 million and $14.7 million of debt guaranteed by the Company at June 30, 2017 and December 31, 2016, respectively.

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

The Company recognized management and billing fees associated with these investments totaling $1.3 million and $5.5 million during the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $11.8 million for the six months ended June 30, 2017 and 2016, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $5.6 million and $6.1 million as of June 30, 2017 and December 31, 2016, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

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

Patients are billed for services provided, and the Company receives payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. The Company recognizes fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. Revenue is recognized for services provided during the period but not yet billed based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided

Item 1. Financial Statements - (continued)	Table of Contents

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

Estimating net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. In the period services are provided, the Company estimates gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, estimates contractual allowances based on contracted rates and historical or actual cash collections (net of recoveries), when available, and estimates the provision for uncollectibles based on historical cash collections (net of recoveries) from uninsured patients. The relationship between gross charges and the allowances for both contractual adjustments and provision for uncollectibles is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients the Company provides services to in the period are insured and the Company's contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments, provision for uncollectibles and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of operations in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

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

Net revenue for the Company consists of the following major payors (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016(1)		2017		2016(1)
Medicare	$489.3	25%	$157.7	21%	$952.6	25%	$308.6	21%
Medicaid	166.4	9	33.9	4	322.1	8	67.8	4
Commercial and managed care	1,231.3	63	554.0	73	2,437.2	64	1,086.1	73
Self-pay	882.4	45	75.8	10	1,695.7	44	141.5	10
Net fee for service revenue	2,769.4	142	821.4	108	5,407.6	141	1,604.0	108
Contract and other revenue	251.2	13	38.4	5	468.8	13	74.1	5
Provision for uncollectibles	(1,073.6)	(55)	(101.3)	(13)	(2,050.8)	(54)	(194.9)	(13)
Net revenue	$1,947.0	100%	$758.5	100%	$3,825.6	100%	$1,483.2	100%

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

Item 1. Financial Statements - (continued)	Table of Contents

During the six months ended June 30, 2017, the Company's net fee for service revenue associated with self-pay, prior to the provision for uncollectibles, has significantly increased primarily due to the payor mix of EHH, which has a higher percentage of self-pay patients from the concentration of emergency medicine services.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of operations. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $5.4 million and $6.3 million for the three months ended June 30, 2017 and 2016, respectively, and $12.3 million and $12.1 million for the six months ended June 30, 2017 and 2016, respectively.

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

At June 30, 2017 and December 31, 2016, the allowance for doubtful accounts was $2.34 billion and $584.0 million, respectively. The increase in the allowance for doubtful accounts from December 31, 2016 to June 30, 2017 is attributable to the growth of the allowance from the accounts receivable acquired in the Merger, which represents $1.65 billion, and from recent acquisitions that were recorded at net realizable value. Additionally, the allowance at December 31, 2016 has been reduced by $68.2 million related to the amount reclassified as part of the medical transportation business held for sale.

(4) Acquisitions and Disposals

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Concurrently with the Merger, on December 1, 2016, the Company entered into a new senior secured credit facility, incurring a new $3.50 billion term loan and an $850.0 million ABL revolving credit facility. At the closing of the Merger, the Company also completed a private offering of $550.0 million aggregate principal amount of 6.25% senior unsecured notes due 2024 to provide incremental financing to the Company, adjust scheduled maturities and reallocate between variable and fixed rate debt.

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

Physician Services Activity

The Company, through wholly owned subsidiaries, completed the acquisition of nine physician practices in the six months ended June 30, 2017 and six physician practices in the six months ended June 30, 2016. The aggregate amount paid for the physician practices and for settlement of purchase price payable obligations during the six months ended June 30, 2017 and 2016 was approximately $440.8 million and $255.4 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's existing or prior credit agreement or a combination thereof. In addition to the cash paid, approximately $110.0 million of consideration was deferred and paid in July 2017.

Ambulatory Services Activity

During each of the six months ended June 30, 2017 and 2016, the Company, through wholly-owned subsidiaries, acquired a controlling interest in four surgery centers. The aggregate amount paid for the centers during the six months ended June 30, 2017 and 2016 was approximately $33.3 million and $25.7 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's existing or prior credit agreement or a combination thereof. In addition to the cash paid, approximately $13.5 million of consideration was deferred and paid in July 2017. During the six months ended June 30, 2017 and 2016, the Company disposed of three surgery centers and two surgery centers, respectively, and recognized a net loss from the disposals of $3.9 million in the six months ended June 30, 2017 and a net gain of $3.3 million in the six months ended June 30, 2016.

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

During the six months ended June 30, 2017, adjustments were recorded to the purchase price allocation related to EHH as part of the Company’s continuing evaluation of the assets and liabilities existing at the date of acquisition. This resulted in a net increase to goodwill of approximately $122.1 million and corresponding changes to certain account classes from the preliminary allocation recorded at December 31, 2016 that are reflected in the table below. The Company is still in the process of reviewing all major classes of consideration and expects to use the full measurement period from the Merger date to complete the evaluation. The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition of EHH are as follows (in millions):

Cash and cash equivalents	$165.8
Insurance collateral	59.9
Accounts receivable	1,155.6
Supplies inventory	38.7
Prepaid and other current assets	119.3
Property and equipment	376.0
Goodwill	4,642.9
Intangible assets	3,070.8
Other long-term assets	103.1
Accounts payable	(63.6)
Accrued salaries and benefits	(338.0)
Accrued interest	(17.3)
Other accrued liabilities	(333.0)
Deferred income taxes	(966.2)
Long term insurance reserves	(314.1)
Other long-term liabilities	(62.8)
Long-term debt	(3,063.1)
Total fair value	4,574.0
Less: Fair value attributable to noncontrolling interests	130.6
Acquisition date fair value of total consideration transferred	$4,443.4

Item 1. Financial Statements - (continued)	Table of Contents

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for individual acquisitions in both the ambulatory services and physician services segments completed in the six months ended June 30, 2017, including post acquisition date adjustments, are as follows (in millions):

Accounts receivable	$62.1
Supplies inventory	0.3
Prepaid and other current assets	4.4
Property and equipment	5.3
Goodwill	496.4
Intangible assets	236.0
Other long-term assets	1.0
Accounts payable	(6.6)
Accrued salaries and benefits	(23.5)
Other accrued liabilities	(48.3)
Deferred income taxes	(60.2)
Other long-term liabilities	(37.7)
Long-term debt	(0.5)
Total fair value	628.7
Less: Fair value attributable to noncontrolling interests	31.1
Acquisition date fair value of total consideration transferred	$597.6

Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at June 30, 2017.

During the six months ended June 30, 2017, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2016. For the six months ended June 30, 2017 and 2016 approximately $236.4 million and $100.9 million, respectively, of goodwill recorded was deductible for tax purposes.

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

During the three and six months ended June 30, 2017, the Company incurred approximately $27.4 million and $48.9 million of transaction and integration costs, respectively, and during the three and six months ended June 30, 2016 the Company incurred approximately $5.1 million and $6.5 million, respectively. The costs incurred during the three and six months ended June 30, 2017 were primarily a result of the Merger and from recent acquisitions.

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue and net earnings associated with completed acquisitions during the six months ended June 30, 2017 and 2016 are as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Net revenue	$88.6	$12.7

Net earnings	$5.6	$2.2
Less: Net earnings attributable to noncontrolling interests	0.7	0.6
Net earnings attributable to Envision Healthcare Corporation stockholders	$4.9	$1.6

The unaudited consolidated pro forma results for the six months ended June 30, 2017 and 2016, assuming all 2017 acquisitions had been consummated on January 1, 2016, and the Merger and all 2016 acquisitions had been consummated on January 1, 2015 are as follows (in millions):

	Six Months Ended June 30,
	2017	2016
Net revenue	$4,017.1	$3,995.0
Net earnings from continuing operations attributable to Envision Healthcare Corporation stockholders	155.6	143.5

The unaudited pro forma results for the six months ended June 30, 2017 were adjusted to exclude $48.9 million of transaction costs, which is reflected in the unaudited pro forma results for 2016. The unaudited pro forma results for the six months ended June 30, 2017 and 2016 were adjusted to exclude the results from the medical transportation business, including $29.6 million of pre-tax corporate overhead expenses allocated to continuing operations during the six months ended June 30, 2017. In addition, the unaudited pro forma results assumes proceeds from the sale of the medical transportation business would be used to repay outstanding debt obligations. Certain other adjustments, including those related to conforming accounting policies, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

(5)  Discontinued Operations

During the six months ended June 30, 2017, the Company initiated a strategic review of each of the Company's lines of business. As a result of that review, management and the Board determined that the Company will focus on physician centric services, including facility based physician services, post-acute services and ambulatory services, which partners with community based physicians across the country. Accordingly, the Board approved a plan to market and divest the medical transportation business, representing the historical medical transportation reportable segment. The Company determined that the planned divestiture of the medical transportation business meets the criteria for classification as discontinued operations. All historical operating results for the medical transportation business are reflected within discontinued operations in the consolidated statements of operations. Furthermore, all assets and liabilities associated with the medical transportation business were classified as assets and liabilities held for sale in our consolidated balance sheets for all periods presented and are preliminary due to the purchase price allocation from the Merger. See Note 17 for more information regarding the divestiture of the medical transportation business.

In accordance with ASC 740, “Income Taxes”, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the medical transportation business as a discontinued operation as of June 30, 2017, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the entities being held for sale. Previously, deferred taxes for such outside basis differences had not been recognized as the Company applied one of the exceptions provided in ASC 740. However, the outside basis differences are now expected to reverse in the foreseeable future and therefore, these exceptions no longer applied at June 30, 2017. As a result, the Company recorded deferred tax expense and associated deferred tax liability in the amount of $484.0 million, which is a component of income tax expense of discontinued operations, as of June 30, 2017, and will be the obligation of the Company upon the completion of the divestiture of the medical transportation business.

Item 1. Financial Statements - (continued)	Table of Contents

The following table is a reconciliation of the major classes of assets and liabilities classified as held for sale in the accompanying consolidated balance sheets representing the medical transportation business as of June 30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$23.3	$14.7
Insurance collateral (1)	1.5	—
Accounts receivable, net	414.8	457.2
Supplies inventory	38.2	37.8
Prepaid and other current assets	43.0	41.4
Property and equipment, net	292.0	294.4
Investments in unconsolidated affiliates	0.2	2.2
Goodwill	1,244.8	1,235.0
Intangible assets, net	913.4	929.4
Other assets	34.4	27.4
Total assets held for sale	$3,005.6	$3,039.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.5	$0.4
Accounts payable	31.3	31.4
Accrued salaries and benefits	75.6	77.4
Other accrued liabilities	139.0	140.2
Long-term debt	1.1	1.4
Deferred income taxes	361.4	337.0
Insurance reserves	89.0	91.6
Other long-term liabilities	36.7	38.6
Total liabilities held for sale	$734.6	$718.0

(1)
Insurance collateral for claims related to the medical transportation business are generally held within a captive insurance company. Such balances are available to settle the insurance claims of the medical transportation business but are not recorded into assets held for sale as the captive insurance company is a subsidiary of the Company, not the medical transportation business.

Item 1. Financial Statements - (continued)	Table of Contents

The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2017 (in millions):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$588.8	$1,182.3
Operating expenses:
Salaries and benefits	336.0	673.9
Supply cost	13.9	27.8
Insurance expense	22.3	41.0
Other operating expenses	151.2	303.5
Transaction and integration costs	1.7	6.0
Depreciation and amortization	34.7	68.9
Total operating expenses	559.8	1,121.1
Equity in earnings of unconsolidated affiliates	0.1	0.3
Operating income	29.1	61.5
Interest expense, net	22.4	44.8
Earnings before income taxes	$6.7	$16.7

Results of discontinued operations:
Earnings from discontinued operations	$6.7	$16.7
Income tax expense of discontinued operations	(2.8)	(491.0)
Net earnings (loss) from discontinued operations	$3.9	$(474.3)

In accordance with ASC 205, "Presentation of Financial Statements", for purposes of discontinued operations presentation, general corporate expenses are not permitted to be allocated to the operations of a business to be disposed. Accordingly, for the three and six months ended June 30, 2017 and on a before tax basis, approximately $15.1 million and $29.6 million, respectively, of general corporate expenses, including allocations for corporate salaries and stock-based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. In addition, ASC 205 requires interest associated with debt that is required to be repaid as a result of the disposal transaction to be allocated to discontinued operations. Accordingly, during the three and six months ended June 30, 2017, the Company allocated $21.8 million and $43.6 million, respectively, in interest expense to the medical transportation business, which is reflected in the loss from discontinued operations. The Company estimated the interest allocation by applying the effective interest rate of the Company's term loan B due 2023 by the estimated proceeds, less taxes and professional fees, from the potential divestiture of the medical transportation business.

For the six months ended June 30, 2017, the net cash flows provided by operating activities attributable to discontinued operations were $100.7 million and the net cash flows used in investing activities were $61.4 million, including $11.6 million for an acquisition. As the Medical Transportation business was acquired on December 1, 2016, there were no cash flows attributable to discontinued operations for the six months ended June 30, 2016.

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

Item 1. Financial Statements - (continued)	Table of Contents

In determining the fair value of assets and liabilities that are measured on a recurring basis at June 30, 2017 and December 31, 2016, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. There were no transfers to or from Levels 1 and 2 during the three and six months ended June 30, 2017. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$1.2	$—	$1.6
Corporate bonds/Fixed income	30.5	9.1	—	39.6
Corporate equity	13.9	0.1	—	14.0
Liabilities:
Contingent consideration	—	—	5.7	5.7

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$0.6	$—	$1.0
Corporate bonds/Fixed income	22.8	5.5	—	28.3
Corporate equity	14.2	—	—	14.2
Liabilities:
Contingent consideration	—	—	1.0	1.0

The following table summarizes the change in financial instruments classified as Level 3 in the fair value hierarchy as of June 30, 2017 (in millions):

Balance at December 31, 2016	$1.0
Increase due to current period acquisitions	4.7
Balance at June 30, 2017	$5.7

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

Item 1. Financial Statements - (continued)	Table of Contents

Insurance collateral consisted of the following as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017	December 31, 2016
Available-for-sale securities:
U.S. Treasuries	$1.6	$1.0
Corporate bonds/Fixed income	39.6	28.3
Corporate equity	14.0	14.2
Total available-for-sale securities	55.2	43.5
Cash deposits and other	45.3	43.5
Insurance collateral	$100.5	$87.0

Amortized cost basis and aggregate fair value of the Company's available-for-sale securities as of June 30, 2017 and December 31, 2016 were as follows (in millions):

	June 30, 2017
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.6	$—	$—	$1.6
Corporate bonds/Fixed income	39.4	0.2	—	39.6
Corporate equity	12.9	1.2	(0.1)	14.0
Total available-for-sale securities	$53.9	$1.4	$(0.1)	$55.2

	December 31, 2016
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.0	$—	$—	$1.0
Corporate bonds/Fixed income	28.3	—	—	28.3
Corporate equity	14.4	0.1	(0.3)	14.2
Total available-for-sale securities	$43.7	$0.1	$(0.3)	$43.5

As of June 30, 2017, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $3.6 million with contractual maturities within one year and $36.1 million with contractual maturities extending longer than one year through five years and $1.5 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of June 30, 2017 and December 31, 2016 consisted of corporate equity securities that had a fair value of $2.9 million and $7.6 million with a cumulative unrealized loss position of less than $0.1 million and $0.3 million for less than twelve months, respectively. There were no available-for-sale investment securities that were other-than-temporarily impaired as of June 30, 2017.

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

Item 1. Financial Statements - (continued)	Table of Contents

intend to dispose of these investments. Additionally, the Company is not aware of any specific factors which indicate the unrealized losses on the investments in corporate equity securities are due to anything other than temporary market fluctuations.

The Company received proceeds of $6.5 million and $7.0 million on the sale and maturities of available-for-sale securities for the three and six months ended June 30, 2017, respectively. For the three and six months ended June 30, 2017, a gain of less than $0.1 million was reclassified from accumulated other comprehensive income to other income, net in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, unrealized gains on available-for-sale securities of $0.4 million and $1.3 million, respectively, were recorded in accumulated other comprehensive income. The Company did not receive any proceeds from the maturity or sale of available-for-sale securities for the three and six months ended June 30, 2016.

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

As of June 30, 2017 and December 31, 2016, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $131.4 million and $114.7 million, respectively. The Company's net earnings from these investments during the three months ended June 30, 2017 and 2016 were approximately $5.7 million and $7.4 million, respectively, and $10.6 million and $14.0 million, respectively, for the six months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, the Company entered into two equity method investments. As a result of these investments, the Company contributed its controlling interest in two centers in exchange for a noncontrolling interest in the new investments and net cash consideration of $1.2 million. These investments are jointly owned by health systems and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, the Company obtained a non-controlling interest in two additional centers which were contributed by the health systems. During the six months ended June 30, 2016, the Company's ambulatory services segment sold a portion of its interest in one surgery center, which resulted in the surgery center being deconsolidated and subsequently accounted for as an equity method investment.

As a result of these transactions, the Company recorded in the accompanying consolidated balance sheet, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities of approximately $15.4 million and $1.8 million during the six months ended June 30, 2017 and 2016, respectively.

In each of these transactions, the gain or loss on deconsolidation, which is primarily non-cash in nature, was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction. In certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 10% to 50% which were primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidation which is included in net gain on disposals and deconsolidations in the accompanying consolidated statements of operations of approximately $7.4 million during the six months ended June 30, 2017. There was no deconsolidation activity during the three months ended June 30, 2017. During both the three and six months ended June 30, 2016, the Company recognized a net loss on deconsolidation in the accompanying consolidated statements of operations of approximately $0.7 million.

Item 1. Financial Statements - (continued)	Table of Contents

(8) Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2017 are as follows (in millions):

	Physician Services	Ambulatory Services	Total
Balance at December 31, 2016	$5,509.7	$2,074.3	$7,584.0
Goodwill acquired, including post acquisition adjustments	534.1	75.0	609.1
Goodwill disposed, including impact of deconsolidation transactions	—	(14.1)	(14.1)
Balance at June 30, 2017	$6,043.8	$2,135.2	$8,179.0

During the six months ended June 30, 2017, goodwill was recorded in the Company's physician services segment due to the acquisition of nine physician practices. In the Company's ambulatory services segment, goodwill increased due to the acquisition of four surgery centers and was offset by $14.1 million of goodwill from the disposal of three surgery centers within the ambulatory services segment.

Intangible Assets

Amortizable Intangible Assets	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	18.6
Capitalized software	3 to 5 years	4.4
Trade names	1 year	0.4
Agreements, contracts and other	3 to 10 years	3.6

Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following (in millions):

	June 30, 2017			December 31, 2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships	$3,422.9	$(236.1)	$3,186.8	$3,235.0	$(154.6)	$3,080.4
Capitalized software	148.0	(58.0)	90.0	136.5	(41.8)	94.7
Trade names	25.0	(14.6)	10.4	25.0	(2.1)	22.9
Agreements, contracts and other	13.7	(5.8)	7.9	13.2	(4.7)	8.5
Total amortizable intangible assets	3,609.6	(314.5)	3,295.1	3,409.7	(203.2)	3,206.5
Non-amortizable intangible assets:
Trade names	460.0	—	460.0	460.0	—	460.0
Restrictive covenant arrangements	8.0	—	8.0	9.0	—	9.0
Total non-amortizable intangible assets	468.0	—	468.0	469.0	—	469.0
Total intangible assets	$4,077.6	$(314.5)	$3,763.1	$3,878.7	$(203.2)	$3,675.5

Amortization of intangible assets for the three months ended June 30, 2017 and 2016 was $55.5 million and $21.1 million, respectively, and $111.6 million and $41.5 million for the six months ended June 30, 2017 and 2016, respectively. Estimated amortization of intangible assets for the remainder of 2017 and each of the following five years and thereafter is $113.4 million, $202.1 million, $193.7 million, $186.9 million, $180.0 million, $174.8 million and $2.24 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 18.2 years with no expected residual values.

Item 1. Financial Statements - (continued)	Table of Contents

(9) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in millions):

	June 30,	December 31,
	2017	2016
Insurance reserves	$76.1	$78.2
Refunds payable	34.3	33.6
Deferred revenue	12.8	9.4
Other	292.9	132.0
Total other accrued liabilities	$416.1	$253.2

(10) Long-term Debt

Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
ABL Facility	$—	$—
Term Loan B - 2023	3,976.3	3,495.0
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	750.0
Senior Unsecured Notes due 2024 (6.250%)	550.0	550.0
Other debt due through 2025	25.8	20.9
Capitalized lease arrangements due through 2031	32.8	31.9
	6,434.9	5,947.8
Less current portion	53.0	46.6
Less net deferred financing costs	105.5	111.0
Long-term debt	$6,276.4	$5,790.2

The fair value of fixed rate long-term debt, with a carrying value of $2.46 billion, was $2.57 billion at June 30, 2017. The fair value of variable rate long-term debt approximates its carrying value of $3.98 billion at June 30, 2017. With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s senior unsecured notes (Level 1) is determined based on quoted prices in an active market.

On June 23, 2017, the Company incurred incremental term loan borrowings in an aggregate principal amount of $500 million, maturing on December 1, 2023. The incremental amounts were borrowed pursuant to the Increase Supplement, dated as of June 23, 2017, which supplements the Company’s existing Amended and Restated Credit Agreement, dated as of December 1, 2016. The incremental borrowings bear interest at the same rate and have the same terms as the Company’s Term Loan B.

(11) Insurance Reserves

Insurance reserves are established for professional and general liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice) and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 million to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through June 30, 2017.

The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that

Item 1. Financial Statements - (continued)	Table of Contents

consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims are not discounted.

Provisions for insurance expense included in the statements of operations include provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

At June 30, 2017 and December 31, 2016, the Company's accrued professional liabilities are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	June 30, 2017	December 31, 2016
Third-party insurance reserves	$100.4	$92.8
Estimated losses under self-insured programs	167.1	170.0
Incurred but not reported losses	122.9	94.3
Total accrued insurance reserves	390.4	357.1
Less estimated losses payable within one year	76.1	78.2
Total	$314.3	$278.9

The changes to the Company's estimated losses under insurance programs as of June 30, 2017 were as follows (in millions):

Balance at December 31, 2016	$357.1
Assumed liabilities through acquisitions	32.7
Provision related to current period reserves	34.3
Payments for current period reserves	(0.1)
Benefit related to changes in prior period reserves	(0.6)
Payments for prior period reserves	(30.1)
Change in third-party insurance reserves	(1.9)
Other, net including post-acquisition adjustments	(1.0)
Balance at June 30, 2017	$390.4

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

The Company repurchases shares by withholding a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the six months ended June 30, 2017 and 2016, the Company repurchased approximately 130,160 shares and 77,780 shares, respectively, of common stock for approximately $8.9 million and $5.7 million, respectively.

b. Preferred Stock

Upon completion of the Merger, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (“AmSurg Preferred Stock”) was converted into one share, par value of $0.01 per share, of Company 5.25% mandatory convertible preferred stock, Series A-1 (“Company Preferred Stock”). The Company issued 1,725,000 shares of Company Preferred Stock. During the six months ended June 30, 2017, and prior to the mandatory conversion date, July 1, 2017, holders elected to convert 518,879 of Company Preferred Stock to 941,294 shares of common stock. On July 3, 2017, the first business day following the mandatory conversion date, the remaining 1,206,121 shares outstanding of Company Preferred Stock automatically converted to 2,188,024 shares of common stock.

The mandatory convertible preferred stock paid dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. During each of the six months ended June 30, 2017 and 2016, the Board declared two dividends totaling $1.3125 per share in

Item 1. Financial Statements - (continued)	Table of Contents

cash, or $2.3 million, for the Company's mandatory convertible preferred stock. The dividend declared during the three months ended June 30, 2017 was funded to the paying agent and paid to stockholders of record as of June 15, 2017. Following the mandatory conversion date, no shares of Company Preferred Stock were outstanding and all rights of the holders of Company Preferred Stock, including dividend rights, terminated.

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

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the “2014 Plan”), which was amended in both 2016 and 2017, most recently to change the name of the plan to the Envision Healthcare Corporation 2014 Equity and Incentive Plan, among other things. Under this plan, the Company has granted restricted stock unit awards, non-qualified options and market-based performance share units to employees and outside directors. At June 30, 2017, 3,200,000 shares were authorized for grant under the 2014 Plan and 2,336,997 shares were available for future equity grants.

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

During the six months ended June 30, 2017, the Company issued 58,022 market-based performance share units with a grant date fair value of $57.47 per unit using a Monte Carlo simulation model. In addition, as a result of the Merger, 191,927 market-based performance share units were converted at a fair value of $62.69 per share. At June 30, 2017, 219,411 market-based performance shares were outstanding. The market-based performance share units continue to have the same terms and conditions as were in effect prior to the Merger. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies. If the financial performance goal is not achieved, the market based performance share units will be forfeited. The number of market based performance share units that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal.

During the six months ended June 30, 2017, the Company issued 351,832 performance-based share units which vest in a range from 0% to 150% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. The Company has not recognized stock compensation expense for the performance-based share units during the six months ended June 30, 2017 as the performance conditions have not been determined as of June 30, 2017. The Company expects the performance conditions to be determined during the third year of vesting. At June 30, 2017, 345,792 performance-based share units were outstanding.

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

On December 1, 2016, upon completion of the Merger, each outstanding option to purchase shares of EHH common stock and each outstanding EHH stock unit (including stock units subject to time-based and performance-based vesting conditions) were converted into an option to purchase 0.334 shares of common stock of the Company and 0.334 stock units of the Company, respectively. Each option and stock unit continues to have the same terms and conditions as were in effect under the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan ("2013 Plan") prior to the completion of the Merger. During the six months ended June 30, 2017, the plan was renamed to the Envision Healthcare Corporation 2013 Omnibus Incentive Plan. At June 30, 2017, 5,580,568 shares were

Item 1. Financial Statements - (continued)	Table of Contents

authorized for grant under the 2013 Plan and 4,071,139 shares were available for future equity grants. Non-performance and performance-based awards issued under the 2013 Plan have a time-based vesting ranging from one to three years. All options issued under the 2013 Plan have a term of ten years from the date of grant. Under the terms of the 2013 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

A summary of the status of non-vested restricted shares at June 30, 2017 and changes during the six months ended June 30, 2017 is as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested awards at December 31, 2016	1,240,526	$63.09
Shares granted	644,434	64.94
Shares vested	(386,660)	54.15
Shares forfeited	(14,508)	66.46
Non-vested awards at June 30, 2017	1,483,792	66.19

A summary of stock option activity for the six months ended June 30, 2017 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2016	3,511,114	$20.81	5.1
Options exercised with total intrinsic value of $12.0 million	(235,704)	12.68
Options canceled	(36,826)	58.50
Outstanding at June 30, 2017 with an aggregate intrinsic value of $138.5 million	3,238,584	$20.97	4.6
Vested and Exercisable at June 30, 2017 with an aggregate intrinsic value of $138.3 million	3,204,581	$16.34	4.2

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2017 exercised their options at the Company’s closing stock price on June 30, 2017.

The fair value of each stock option award converted as part of the Merger was calculated on the merger date, December 1, 2016, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company.

Volatility	31.9%
Risk free rate	0.82% - 1.90%
Expected term of options in years	1.0 - 5.0
Expected dividend yield	0%

Other information pertaining to share-based activity during the three and six months ended June 30, 2017 and 2016 is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense from continuing operations	$10.7	$7.9	$25.3	$15.1
Fair value of shares vested	1.8	1.3	30.2	18.3
Cash received from option exercises	2.6	0.2	3.7	0.5
Tax expense (benefit) from exercises of share based awards	0.8	(0.1)	(2.1)	(3.7)

Item 1. Financial Statements - (continued)	Table of Contents

As of June 30, 2017, the Company had total unrecognized compensation cost of approximately $58.3 million related to non-vested awards, which the Company expects to recognize through 2020 and over a weighted average period of 1.0 years. For the three and six months ended June 30, 2017 and 2016, there were 529,637 and no options that were anti-dilutive, respectively.

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

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions; per share amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2017:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$50.2	116,852	$0.43	$80.9	116,708	$0.69
Effect of dilutive securities, options and non-vested shares	—	2,729		—	2,820
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$50.2	119,581	$0.42	$80.9	119,528	$0.68

2016:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$43.8	53,739	$0.82	$72.4	53,702	$1.35
Preferred stock dividends	2.2	—		4.5	—
Effect of dilutive securities, options and non-vested shares	—	3,588		—	3,527
Net earnings attributable to Envision Healthcare Corporation common stockholders (diluted)	$46.0	57,327	$0.80	$76.9	57,229	$1.34

Item 1. Financial Statements - (continued)	Table of Contents

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

(14) Commitments and Contingencies

Litigation

The Company is subject to litigation arising in the ordinary course of business, including litigation principally relating to professional and general liability. There can be no assurance that the Company's insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. In addition, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and takes appropriate action. The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

Other than the proceedings described below, the Company believes that it is not engaged in any legal proceedings that would reasonably be expected to have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

On August 7, 2012, EmCare received a subpoena from the Office of Inspector General of the Department of Health and Human Services (OIG) requesting documents focused on EmCare’s contracts for services at hospitals affiliated with Health Management Associates, Inc. (HMA). The Company is a named defendant in two lawsuits filed by whistleblowers alleging misconduct by HMA and certain other parties (the HMA Lawsuits). The federal government has not intervened in these matters as they relate to allegations against EmCare. The Company continues to engage in dialogue with the government to resolve this matter. As the Company has made significant progress towards resolution with the government, the Company has recorded a reserve of $31.2 million based on estimates of probable exposure.

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

Item 1. Financial Statements - (continued)	Table of Contents

independent review organization, and reporting of certain events. The term of the CIA expired in June 2017 and the Company is awaiting formal release by the OIG.

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

Redeemable Noncontrolling Interests

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships, the Company would be obligated to purchase the physicians’ interests in a substantial majority of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2017. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

In addition, certain wholly owned subsidiaries in the Company's ambulatory surgery segment are responsible for all debts incurred but unpaid by the Company's less than wholly owned partnerships as these subsidiaries are the general partner. As manager of the operations of these partnerships, the Company has the ability to limit potential liabilities by curtailing operations or taking other operating actions.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Revenue:
Physician Services(1)	$1,628.5	$438.7	$3,191.2	$856.3
Ambulatory Services	318.5	319.8	634.4	626.9
Total	$1,947.0	$758.5	$3,825.6	$1,483.2

Adjusted EBITDA:
Physician Services(1) (2)	$193.3	$87.5	$343.4	$154.0
Ambulatory Services(2)	60.5	61.7	120.7	115.3
Total	$253.8	$149.2	$464.1	$269.3

Adjusted EBITDA:	$253.8	$149.2	$464.1	$269.3
Net earnings attributable to noncontrolling interests	51.6	57.1	105.7	110.9
Interest expense, net	(56.1)	(31.9)	(108.5)	(62.7)
Depreciation and amortization	(71.6)	(30.1)	(142.9)	(59.1)
Share-based compensation	(10.7)	(7.9)	(25.3)	(15.1)
Transaction and integration costs	(27.4)	(5.1)	(48.9)	(6.5)
Impairment charges	—	—	(0.3)	—
Net gain on disposals and deconsolidations, net of noncontrolling interests	—	2.6	0.3	2.6
Net change in fair value of contingent consideration	—	2.6	—	2.6
Earnings before income taxes	$139.6	$136.5	$244.2	$242.0

Acquisition and Capital Expenditures:
Physician Services (1)	$402.9	$265.0	$468.9	$275.3
Ambulatory Services	23.3	35.0	51.1	43.4
Total	$426.2	$300.0	$520.0	$318.7

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

(2)
For the three and six months ended June 30, 2017 and on a before tax basis, approximately $15.1 million and $29.6 million, respectively, of general corporate expenses, including allocations for corporate salaries and stock based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. This removal of corporate expenses resulted in a reduction of Adjusted EBITDA in the physician services and ambulatory services segments of $6.5 million and $2.0 million, respectively, and $13.4 million and $4.0 million, respectively, for the three and six months ended June 30, 2017.

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

Condensed Consolidating Balance Sheet - June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$128.0	$109.2	$204.1	$—	$441.3
Insurance collateral	—	—	100.5	—	100.5
Accounts receivable, net	—	238.6	1,114.6	—	1,353.2
Supplies inventory	—	—	23.1	—	23.1
Prepaid and other current assets	26.0	54.6	69.3	(3.2)	146.7
Current assets held for sale	—	3,005.6	—	—	3,005.6
Total current assets	154.0	3,408.0	1,511.6	(3.2)	5,070.4
Property and equipment, net	12.1	101.1	192.6	—	305.8
Investments in and advances to affiliates	11,251.6	1,084.7	—	(12,204.9)	131.4
Intercompany receivable	2,897.4	203.0	—	(3,100.4)	—
Goodwill	—	1,660.9	—	6,518.1	8,179.0
Intangible assets, net	11.4	1,311.1	2,440.6	—	3,763.1
Other assets	39.0	40.7	59.0	—	138.7
Total assets	$14,365.5	$7,809.5	$4,203.8	$(8,790.4)	$17,588.4
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$40.0	$0.5	$12.5	$—	$53.0
Accounts payable	2.0	26.7	32.9	—	61.6
Accrued salaries and benefits	3.8	167.3	304.0	—	475.1
Accrued interest	51.1	—	—	—	51.1
Other accrued liabilities	17.4	267.1	134.8	(3.2)	416.1
Current liabilities held for sale	—	734.6	—	—	734.6
Total current liabilities	114.3	1,196.2	484.2	(3.2)	1,791.5
Long-term debt	6,230.8	0.2	45.4	—	6,276.4
Deferred income taxes	1,627.9	—	207.7	—	1,835.6
Insurance reserves	5.0	181.1	128.2	—	314.3
Other long-term liabilities	34.1	81.7	32.6	—	148.4
Intercompany payable	—	2,539.5	560.9	(3,100.4)	—
Noncontrolling interests – redeemable	—	—	75.2	111.5	186.7
Equity:
Total Envision Healthcare Corporation equity	6,353.4	3,810.8	2,533.8	(6,344.6)	6,353.4
Noncontrolling interests – non-redeemable	—	—	135.8	546.3	682.1
Total equity	6,353.4	3,810.8	2,669.6	(5,798.3)	7,035.5
Total liabilities and equity	$14,365.5	$7,809.5	$4,203.8	$(8,790.4)	$17,588.4

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$41.6	$45.0	$230.3	$—	$316.9
Insurance collateral	—	0.8	86.2	—	87.0
Accounts receivable, net	—	282.2	1,015.6	—	1,297.8
Supplies inventory	—	—	23.4	—	23.4
Prepaid and other current assets	21.2	58.3	56.6	(1.0)	135.1
Current assets held for sale	—	551.1	—	—	551.1
Total current assets	62.8	937.4	1,412.1	(1.0)	2,411.3
Property and equipment, net	11.6	96.5	192.7	—	300.8
Investments in and advances to affiliates	11,289.9	2,250.9	—	(13,426.1)	114.7
Intercompany receivable	2,324.9	291.2	—	(2,616.1)	—
Goodwill	—	1,580.6	—	6,003.4	7,584.0
Intangible assets, net	12.8	1,276.4	2,386.3	—	3,675.5
Other assets	31.3	54.2	59.4	(10.7)	134.2
Noncurrent assets held for sale	—	2,488.4	—	—	2,488.4
Total assets	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$35.0	$0.6	$11.0	$—	$46.6
Accounts payable	5.0	34.1	30.8	—	69.9
Accrued salaries and benefits	13.4	186.1	284.3	—	483.8
Accrued interest	51.4	—	—	—	51.4
Other accrued liabilities	3.9	147.4	102.9	(1.0)	253.2
Current liabilities held for sale	—	249.4	—	—	249.4
Total current liabilities	108.7	617.6	429.0	(1.0)	1,154.3
Long-term debt	5,749.0	0.3	40.9	—	5,790.2
Deferred income taxes	1,109.9	—	233.8	—	1,343.7
Insurance reserves	4.2	127.6	147.1	—	278.9
Other long-term liabilities	30.4	33.1	38.9	—	102.4
Noncurrent liabilities held for sale	—	468.6	—	—	468.6
Intercompany payable	—	2,290.1	326.0	(2,616.1)	—
Noncontrolling interests – redeemable	—	—	70.5	112.4	182.9
Equity:
Total Envision Healthcare Corporation equity	6,731.1	5,438.3	2,558.9	(7,997.2)	6,731.1
Noncontrolling interests – non-redeemable	—	—	205.4	451.4	656.8
Total equity	6,731.1	5,438.3	2,764.3	(7,545.8)	7,387.9
Total liabilities and equity	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7.3	$450.3	$1,536.6	$(47.2)	$1,947.0
Operating expenses:
Salaries and benefits	18.0	412.5	933.2	(0.1)	1,363.6
Supply cost	—	1.5	55.5	—	57.0
Insurance expense	0.6	12.5	60.8	(31.3)	42.6
Other operating expenses	6.6	41.7	156.9	(15.8)	189.4
Transaction and integration costs	3.0	24.3	0.1	—	27.4
Impairment charges	—	—	—	—	—
Depreciation and amortization	1.5	53.0	17.1	—	71.6
Total operating expenses	29.7	545.5	1,223.6	(47.2)	1,751.6
Net gain (loss) on disposals and deconsolidations	—	8.2	(14.0)	—	(5.8)
Equity in earnings of unconsolidated affiliates	100.6	192.3	—	(287.2)	5.7
Operating income	78.2	105.3	299.0	(287.2)	195.3
Interest expense, net	6.8	38.4	10.9	—	56.1
Other income (expense)	0.4	(2.2)	2.2	—	0.4
Earnings before income taxes	71.8	64.7	290.3	(287.2)	139.6
Income tax expense (benefit)	15.5	(33.0)	53.1	—	35.6
Net earnings (loss) from continuing operations	56.3	97.7	237.2	(287.2)	104.0
Net earnings from discontinued operations	—	3.9	—	—	3.9
Net earnings	56.3	101.6	237.2	(287.2)	107.9
Less net earnings attributable to noncontrolling interests	—	—	51.6	—	51.6
Net earnings attributable to Envision Healthcare Corporation stockholders	56.3	101.6	185.6	(287.2)	56.3
Preferred stock dividends	(2.2)	—	—	—	(2.2)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$54.1	$101.6	$185.6	$(287.2)	$54.1
Amounts attributable to Envision Healthcare common stockholders:
Earnings from continuing operations, net of income tax	$54.1	$97.7	$185.6	$(287.2)	$50.2
Earnings from discontinued operations, net of income tax	—	3.9	—	—	3.9
Net earnings attributable to Envision Healthcare Corporation common stockholders	$54.1	$101.6	$185.6	$(287.2)	$54.1

Comprehensive income attributable to Envision Healthcare Corporation	$56.3	$102.0	$185.6	$(287.2)	$56.7

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$15.5	$890.4	$3,005.3	$(85.6)	$3,825.6
Operating expenses:
Salaries and benefits	40.7	810.7	1,860.6	(0.3)	2,711.7
Supply cost	—	2.6	108.4	—	111.0
Insurance expense	1.1	28.3	116.5	(54.5)	91.4
Other operating expenses	13.3	76.9	313.9	(30.8)	373.3
Transaction and integration costs	5.3	43.0	0.6	—	48.9
Impairment charges	—	0.3	—	—	0.3
Depreciation and amortization	3.0	107.3	32.6	—	142.9
Total operating expenses	63.4	1,069.1	2,432.6	(85.6)	3,479.5
Net gain (loss) on disposals and deconsolidations	—	10.0	(15.5)	—	(5.5)
Equity in earnings of unconsolidated affiliates	(298.7)	356.0	—	(46.7)	10.6
Operating income	(346.6)	187.3	557.2	(46.7)	351.2
Interest expense, net	15.8	71.3	21.4	—	108.5
Other income (expense)	1.4	(2.2)	2.3	—	1.5
Earnings before income taxes	(361.0)	113.8	538.1	(46.7)	244.2
Income tax expense (benefit)	27.9	(63.0)	88.2	—	53.1
Net earnings (loss) from continuing operations	(388.9)	176.8	449.9	(46.7)	191.1
Net loss from discontinued operations	—	(474.3)	—	—	(474.3)
Net earnings (loss)	(388.9)	(297.5)	449.9	(46.7)	(283.2)
Less net earnings attributable to noncontrolling interests	—	—	105.7	—	105.7
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(388.9)	(297.5)	344.2	(46.7)	(388.9)
Preferred stock dividends	(4.5)	—	—	—	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(393.4)	$(297.5)	$344.2	$(46.7)	$(393.4)
Amounts attributable to Envision Healthcare common stockholders:
Earnings (loss) from continuing operations, net of income tax	$(393.4)	$176.8	$344.2	$(46.7)	$80.9
Loss from discontinued operations, net of income tax	—	(474.3)	—	—	(474.3)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$(393.4)	$(297.5)	$344.2	$(46.7)	$(393.4)

Comprehensive income attributable to Envision Healthcare Corporation	$(388.9)	$(296.2)	$344.2	$(46.7)	$(387.6)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7.3	$264.3	$500.4	$(13.5)	$758.5
Operating expenses:
Salaries and benefits	22.3	196.6	187.4	(0.2)	406.1
Supply cost	—	0.9	48.8	—	49.7
Insurance expense	0.2	9.2	9.7	—	19.1
Other operating expenses	5.9	8.5	88.9	(13.3)	90.0
Transaction and integration costs	2.1	3.0	—	—	5.1
Depreciation and amortization	1.1	19.4	9.6	—	30.1
Total operating expenses	31.6	237.6	344.4	(13.5)	600.1
Net gain (loss) on disposals and deconsolidations	—	2.9	(0.3)	—	2.6
Equity in earnings of unconsolidated affiliates	88.1	98.9	—	(179.6)	7.4
Operating income	63.8	128.5	155.7	(179.6)	168.4
Interest expense (income)	(4.2)	29.5	6.6	—	31.9
Earnings before income taxes	68.0	99.0	149.1	(179.6)	136.5
Income tax expense	22.0	10.9	0.5	—	33.4
Net earnings from continuing operations	46.0	88.1	148.6	(179.6)	103.1
Less net earnings attributable to noncontrolling interests	—	—	57.1	—	57.1
Net earnings attributable to Envision Healthcare Corporation stockholders	46.0	88.1	91.5	(179.6)	46.0
Preferred stock dividends	(2.2)	—	—	—	(2.2)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$43.8	$88.1	$91.5	$(179.6)	$43.8

Comprehensive income attributable to Envision Healthcare Corporation	$46.0	$88.1	$91.5	$(179.6)	$46.0

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$15.8	$516.0	$977.9	$(26.5)	$1,483.2
Operating expenses:
Salaries and benefits	46.3	395.0	376.6	(0.3)	817.6
Supply cost	—	1.7	95.0	—	96.7
Insurance expense	0.4	19.1	17.3	—	36.8
Other operating expenses	13.2	17.2	174.2	(26.2)	178.4
Transaction and integration costs	2.3	4.2	—	—	6.5
Depreciation and amortization	2.2	38.1	18.8	—	59.1
Total operating expenses	64.4	475.3	681.9	(26.5)	1,195.1
Net gain (loss) on disposals and deconsolidations	—	2.9	(0.3)	—	2.6
Equity in earnings of unconsolidated affiliates	157.1	184.7	—	(327.8)	14.0
Operating income	108.5	228.3	295.7	(327.8)	304.7
Interest expense (income)	(7.0)	56.5	13.2	—	62.7
Earnings before income taxes	115.5	171.8	282.5	(327.8)	242.0
Income tax expense	38.6	14.7	0.9	—	54.2
Net earnings from continuing operations	76.9	157.1	281.6	(327.8)	187.8
Less net earnings attributable to noncontrolling interests	—	—	110.9	—	110.9
Net earnings attributable to Envision Healthcare Corporation stockholders	76.9	157.1	170.7	(327.8)	76.9
Preferred stock dividends	(4.5)	—	—	—	(4.5)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$72.4	$157.1	$170.7	$(327.8)	$72.4

Comprehensive income attributable to Envision Healthcare Corporation	$76.9	$157.1	$170.7	$(327.8)	$76.9

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(22.6)	$353.2	$267.9	$(219.8)	$378.7
Cash flows from investing activities:
Acquisitions and related expenses	(364.2)	(485.9)	—	364.4	(485.7)
Acquisition of property and equipment	(1.9)	(67.6)	(21.2)	—	(90.7)
Purchases of marketable securities	—	—	(15.9)	—	(15.9)
Maturities of marketable securities	—	—	7.0	—	7.0
Other, net	—	(16.7)	11.5	—	(5.2)
Net cash flows used in investing activities	(366.1)	(570.2)	(18.6)	364.4	(590.5)
Cash flows from financing activities:
Proceeds from long-term borrowings	789.0	—	9.3	—	798.3
Repayment on long-term borrowings	(307.7)	(0.7)	(5.9)	—	(314.3)
Distributions to owners, including noncontrolling interests	—	(85.5)	(253.3)	219.8	(119.0)
Capital contributions	—	364.2	—	(364.2)	—
Changes in intercompany balances with affiliates, net	5.5	24.6	(30.1)	—	—
Other, net	(11.7)	(12.8)	4.5	(0.2)	(20.2)
Net cash flows provided by (used in) financing activities	475.1	289.8	(275.5)	(144.6)	344.8
Net increase (decrease) in cash and cash equivalents	86.4	72.8	(26.2)	—	133.0
Cash and cash equivalents, beginning of period	41.6	59.7	230.3	—	331.6
Less cash and cash equivalents of held for sale assets, end of period	—	23.3	—	—	23.3
Cash and cash equivalents, end of period	$128.0	$109.2	$204.1	$—	$441.3

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$39.3	$101.2	$285.3	$(230.8)	$195.0
Cash flows from investing activities:
Acquisitions and related expenses	(265.2)	(284.0)	—	268.1	(281.1)
Acquisition of property and equipment	(1.7)	(19.0)	(16.9)	—	(37.6)
Purchases of marketable securities	—	—	(0.5)	—	(0.5)
Maturities of marketable securities	—	—	2.7	—	2.7
Other, net	—	(4.1)	(4.6)	—	(8.7)
Net cash flows used in investing activities	(266.9)	(307.1)	(19.3)	268.1	(325.2)
Cash flows from financing activities:
Proceeds from long-term borrowings	313.0	—	4.1	—	317.1
Repayment on long-term borrowings	(92.4)	—	(6.4)	—	(98.8)
Distributions to owners, including noncontrolling interests	—	(102.3)	(244.0)	230.7	(115.6)
Capital contributions	—	265.2	—	(265.2)	—
Changes in intercompany balances with affiliates, net	(2.7)	29.4	(26.7)	—	—
Other, net	(6.1)	2.4	1.4	(2.8)	(5.1)
Net cash flows provided by (used in) financing activities	211.8	194.7	(271.6)	(37.3)	97.6
Net decrease in cash and cash equivalents	(15.8)	(11.2)	(5.6)	—	(32.6)
Cash and cash equivalents, beginning of period	20.4	24.5	61.8	—	106.7
Cash and cash equivalents, end of period	$4.6	$13.3	$56.2	$—	$74.1

Item 1. Financial Statements - (continued)	Table of Contents

(17) Subsequent Events

On August 7, 2017, the Company executed a definitive agreement to sell its medical transportation business to an entity controlled by funds affiliated with KKR & Co. L.P. for $2.40 billion in cash. The transaction is subject to regulatory approval and customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close in the fourth quarter of 2017.

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

Among the factors that could cause future results to differ materially from those provided in this report, including our liquidity, financial condition and results of operations, are: risks related to the Merger, including that we may fail to realize the anticipated benefits of the Merger; changes to payment rates or methods of third-party payors; potential decreases in our revenue and profit margin under our fee for service contracts and arrangements due to changes in volume, payor mix and reimbursement rates; volumes at our existing surgery centers; our loss of existing contracts; our significant client relationships that result in a concentration of revenue; our failure to assess the costs under new contracts; our ability to successfully recruit and retain physicians and other healthcare professionals; enforceability of our non-compete agreements; our failure to implement our business strategy; our ability to cross-sell or sell bundled services to customers; the success of our partnerships with payors and other healthcare providers; litigation for which we are not fully reserved and our ability to accurately set reserves; failure to comply with laws and regulations or adjust operations as appropriate in response to changing laws and regulations; acquisitions that could divert the attention of management; our ability to manage growth effectively; the high level of competition in our lines of business; our ability to maintain our information systems; disruptions in our disaster recovery systems, management continuity planning or information systems; challenges by tax authorities on our treatment of certain physicians as independent contractors; our ability to successfully maintain effective internal controls over financial reporting; shortages of products, equipment and medical supplies; potential write-offs of intangible assets, such as goodwill; the negative impact of weather and other factors on our business; our responsibilities to the minority owners of entities through which we own our surgery centers; failure to timely or accurately bill for services; unfavorable changes in regulatory, economic and other conditions; our ability to adequately protect our intellectual property; risks related to our substantial indebtedness; the impact of the Health Reform Law, as currently structured, and the potential repeal or modification of the Health Reform Law; the impact of federal and state investigations and compliance reviews; initiatives to reduce spending on healthcare procedures; our ability to timely enroll our providers in the Medicare program; risks associated with the ability to consummate the pending sale of our medical transportation business and timing of the closing of the transaction; and the other risks and uncertainties discussed in this report and in our Form 10-K, including under “Item 1A. – Risk Factors” of Form 10-K.

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, ambulatory services and post-acute services. The Company was formed on June 10, 2016 for the purpose of effecting the Merger. Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger. On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company's unaudited consolidated financial statements reflect AmSurg's results for the three and six months ended June 30, 2016, and the Company’s results as of December 31, 2016 and for the three and six months ended June 30, 2017. The Company accounted for the Merger using the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) and Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 805, “Business Combinations” (ASC 805).

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
Following the completion of the Merger, we had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment while the ambulatory services segment reflects AmSurg's ambulatory services segment. On February 28, 2017, we announced that the Company would begin exploring strategic alternatives for our medical transportation business, American Medical Response (AMR). During the six months ended June 30, 2017, the Board approved a plan to actively market and divest the AMR business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the three and six months ended June 30, 2017 and assets and liabilities have been recorded as held for sale as of June 30, 2017 and December 31, 2016. The medical transportation business is no longer a separate reportable segment.

Physician Services Overview

At June 30, 2017, we delivered physician services, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services, and children’s services to more than 1,800 clinical departments in healthcare facilities in 47 states and the District of Columbia, with a significant presence in Arizona, California, Florida, New Jersey and Texas. At June 30, 2017, we employed more than 24,200 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In certain cases, in addition to this primary form of reimbursement, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that are established to supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At June 30, 2017, we operated 263 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 other affiliated physicians who utilize our centers. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and currently intend to continue to pursue such partnerships.

Health Care Reform and Government Sponsored Programs

Our physician services and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the six months ended June 30, 2017, we derived approximately 28% and 27%, respectively, of our physician services and ambulatory services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

ASC payments. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to HOPD payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. In 2016, CMS increased ASC reimbursement rates by 0.3%, which did not have a significant impact on our 2016 ambulatory services revenues. For 2017, CMS has increased ASC reimbursement rates by 1.9%. However, based on our current procedure mix, the impact of these rate adjustments would result in a reduction in our ambulatory services revenue of approximately $2.5 million in 2017. We estimate that proposed ASC reimbursement rates for 2018 recently announced by CMS, which are subject to final approval in November 2017, would positively impact our 2018 ambulatory services revenue by approximately $6.9 million. There can be no assurance that CMS will not revise the ASC payment system or that annual CPI increases will be material.

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

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures. However, the future of the Health Reform Law is uncertain as a result of efforts by the president and certain members of Congress to repeal or revise and replace the Health Reform Law. We cannot predict whether the Health Reform Law will be repealed or whether or how the Health Reform Law will ultimately be changed. The impact of repeal or any such change to the Healthcare Reform Law on the healthcare industry and our business is unknown.

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

Expenses associated with our ambulatory services segment relate directly and indirectly to procedures performed and include: clinical and administrative salaries and benefits, supply cost and other operating expenses such as linen cost, repair and maintenance of equipment, billing fees and bad debt expense. The majority of our salary and benefits cost is associated directly with the number of surgery centers we own and manage and tends to grow in proportion to the growth in our number of surgery centers in operation. We also incur operating expenses resulting from our ambulatory segment oversight function, which includes salaries and benefits of our operators and administrative support infrastructure. Our surgery centers also incur costs that are more fixed in nature, such as lease expense, property taxes, utilities and depreciation and amortization.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three and six months ended June 30, 2017 and 2016. The operating results of EHH are included in our operating results effective December 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	70.0	53.5	70.9	55.1
Supply cost	2.9	6.6	2.9	6.5
Insurance expense	2.2	2.5	2.4	2.5
Other operating expenses	9.7	11.9	9.8	12.0
Transaction and integration costs	1.4	0.7	1.3	0.4
Impairment charges	—	—	—	—
Depreciation and amortization	3.7	4.0	3.7	4.0
Total operating expenses	90.0	79.1	91.0	80.6
Net gain (loss) on disposals and deconsolidations	(0.3)	0.3	(0.1)	0.2
Equity in earnings of unconsolidated affiliates	0.3	1.0	0.3	0.9
Operating income	10.0	22.2	9.2	20.5
Interest expense, net	2.9	4.2	2.8	4.2
Other income, net	—	—	—	—
Earnings from operations before income taxes	7.2	18.0	6.4	16.3
Income tax expense	1.8	4.4	1.4	3.7
Net earnings from continuing operations	5.3	13.6	5.0	12.7
Discontinued operations:
Earnings from discontinued operations	0.3	—	0.4	—
Income tax expense from discontinued operations	(0.1)	—	(12.8)	—
Net earnings (loss) from discontinued operations	0.2	—	(12.4)	—
Net earnings (loss)	5.5	13.6	(7.4)	12.7
Net earnings attributable to noncontrolling interests	2.7	7.5	2.8	7.5
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	2.9%	6.1%	(10.2)%	5.2%

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

Net revenue increased $1.19 billion, or 156.7%, to $1.95 billion in the three months ended June 30, 2017 from $758.5 million in the three months ended June 30, 2016. Net revenue increased $2.34 billion, or 157.9%, to $3.83 billion in the six months ended June 30, 2017 from $1.48 billion in the six months ended June 30, 2016. Our net revenue was impacted primarily due to the following:

•
an increase of $1.19 billion and $2.33 billion during the three and six months ended June 30, 2017, respectively, associated with our physician services segment, driven primarily by a full period of results of operations received from the Merger in the current period; acquisitions completed in 2016 and 2017, increases in our same-contract growth and the consolidation of a partnership previously accounted for as an equity method investment; and

•
a decrease of $1.3 million and an increase of $7.5 million during the three and six months ended June 30, 2017, respectively, associated with our ambulatory services segment driven primarily by acquisitions completed in 2016 and 2017 and increases in our same-center growth offset by disposal and deconsolidation activity.

Operating income increased $26.9 million, or 16.0%, to $195.3 million during the three months ended June 30, 2017, from $168.4 million in the three months ended June 30, 2016. Operating income increased $46.5 million, or 15.3%, to $351.2 million during the six months ended June 30, 2017, from $304.7 million in the six months ended June 30, 2016. Our operating income was impacted during the three and six months ended June 30, 2017 primarily due to the following:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•
an increase of $35.0 million and $45.3 million during the three and six months ended June 30, 2017, respectively, associated with results from our physician services segment primarily due to the full period of results of operations received from the Merger and acquisitions completed during 2017 and 2016; and

•
a decrease of $8.1 million and $1.2 million during the three and six months ended June 30, 2017, respectively, experienced by our ambulatory services segment primarily as a result of disposal and deconsolidation activity offset in part by the operations of recent acquisitions and same-contract growth.

As a percentage of our consolidated net revenue, our physician services segment represented 83.4% of our net revenue for the six months ended June 30, 2017, respectively, as compared to 57.7% for the six months ended June 30, 2016. As a result, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

Net interest expense increased $24.2 million, or 75.9%, to $56.1 million in the three months ended June 30, 2017, from $31.9 million in the three months ended June 30, 2016 and increased $45.8 million, or 73.0%, to $108.5 million in the six months ended June 30, 2017, from $62.7 million in the six months ended June 30, 2016, primarily as a result of increased borrowings related to the Merger and incremental term loan borrowings to fund recent acquisitions. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $35.6 million and $53.1 million for the three and six months ended June 30, 2017, respectively, compared to $33.4 million and $54.2 million in the three and six months ended June 30, 2016, respectively. Our effective tax rate during the six months ended June 30, 2017 was approximately 22% of earnings from continuing operations. This differs from the federal statutory income tax rate of 35% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest, our adjusted effective tax rate was approximately 38% for the six months ended June 30, 2017. For the six months ended June 30, 2016, our adjusted effective tax rate was approximately 41%. Our effective tax rate decreased from approximately 41% to 38% in the current period due to the recognition of $2.1 million of tax benefits as a result of the adoption of ASU 2016-09, which requires the income tax effects of equity awards to be recognized in the statement of operations in the period in which awards vest or are exercised.

Noncontrolling interests in net earnings for the six months ended June 30, 2017 decreased $5.2 million from the six months ended June 30, 2016, primarily due to recent disposal and deconsolidation activity offset, in part, to operations from noncontrolling interests in earnings at surgery centers added to operations during 2017 and 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Operations

Our physician services segment represents the combination of the historical physician services segment from AmSurg and the historical physician services segment from EHH. We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract, new contract, terminated contracts and acquired contract revenues. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods. Terminated contracts reflect decreased revenue from contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth assuming the Merger had occurred on January 1, 2016, based on separately reported historical results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contribution to Net Revenue Growth:
Same contract	2.5%	4.5%	3.1%	7.0%
New contracts	5.6	2.6	5.9	3.2
Terminated contracts	(9.4)	(2.0)	(9.7)	(2.3)
Acquired contract and other	10.6	27.5	10.0	30.8
Total net revenue growth	9.3%	32.6%	9.3%	38.7%

Patient encounters per day (day adjusted)	1.1%	5.1%	2.0%	5.9%
Net revenue per encounter	2.1	0.4	2.5	1.8
Same contract revenue growth	3.2%	5.5%	4.5%	7.7%

We evaluate our physician services revenue net of contractual adjustments and provisions for uncollectible charges. Payors generally receive discounts from standard charges, which we refer to as contractual adjustments. In addition, patients our physicians serve may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at locations where we perform services. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and from whom we cannot collect full compensation. As a result, we establish a provision for uncollectible charges. Our net revenue from our physician services operations represents gross billings after provisions for contractual allowances and uncollectibles.

The following tables and comparisons to prior periods include results of EHH effective December 1, 2016, the date of the Merger.

The following table summarizes our approximate payor mix as a percentage of net revenue and our approximate payor mix based on patient encounters for the periods indicated.

	Percentage of Net Revenue				Percentage of Total Volume
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Medicare	20%	13%	21%	13%	34%	34%	33%	34%
Medicaid	8	6	7	6	24	21	24	21
Commercial and managed care	55	71	56	71	30	36	30	36
Self-pay	2	1	2	1	12	9	13	9
Net fee for service revenue	85	91	86	91	100%	100%	100%	100%
Contract and other revenue	15	9	14	9
Net revenue for physician services	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net revenue	$1,628.5	100.0%	$438.7	100.0%	$3,191.2	100.0%	$856.3	100.0%
Operating expenses:
Salaries and benefits	1,269.4	77.9	308.5	70.3	2,518.0	78.9	621.1	72.5
Supply cost	5.7	0.4	1.1	0.3	11.5	0.4	2.1	0.2
Insurance expense	40.8	2.5	17.5	4.0	87.7	2.7	33.7	3.9
Other operating expenses	126.4	7.8	26.8	6.1	246.5	7.7	53.4	6.2
Transaction and integration costs	24.4	1.5	3.0	0.7	43.6	1.4	4.2	0.5
Impairment charges	—	—	—	—	0.3	—	—	—
Depreciation and amortization	61.8	3.8	21.2	4.8	123.4	3.9	41.5	4.8
Total operating expenses	1,528.5	93.9	378.1	86.2	3,031.0	95.0	756.0	88.3
Net loss on disposals and deconsolidations	(1.9)	(0.1)	—	—	(9.0)	(0.3)	—	—
Equity in earnings (loss) of unconsolidated affiliates	(0.4)	—	2.1	0.5	(0.7)	—	4.9	0.6
Operating income	$97.7	6.0%	$62.7	14.3%	$150.5	4.7%	$105.2	12.3%

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

Physician services net revenue increased $1.19 billion, or 271%, to $1.63 billion and $2.33 billion, or 273%, to $3.2 billion in the three and six months ended June 30, 2017, respectively, from $438.7 million and $856.3 million in the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2017, compared to the prior year periods, our total growth in net revenue of our physician services segment resulted primarily from a full period of results of operations received from the Merger, which represented $1.02 billion and $2.05 billion, respectively, and from physician practices acquired in 2017 and 2016, which contributed approximately $117.7 million and $182.2 million, respectively. In addition during the six months ended June 30, 2017, we experienced an increase in net revenue as a result of same-contract growth which contributed approximately $7.9 million. We also experienced an increase in revenue of $41.6 million and $83.2 million in the three and six months ended June 30, 2017, respectively, due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016.

Salaries and benefits increased by $960.9 million, or 311.5%, to $1.27 billion and $1.90 billion, or 305.4%, to $2.52 billion in the three and six months ended June 30, 2017, respectively, from $308.5 million and $621.1 million from the three and six months ended June 30, 2016, respectively. The increase during the three and six months ended June 30, 2017 is primarily due to increased compensation costs resulting from EHH, which contributed $834.6 million and $1.68 billion, respectively, and both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. As a percentage of revenue, salaries and benefits increased due to the inclusion of EHH's physician services, which historically has a higher percentage of salaries and benefits as a percentage of revenue compared to that of the legacy AmSurg physician services.

Insurance expense increased $23.3 million, or 133.1%, to $40.8 million and $54.0 million, or 160.2%, to $87.7 million in the three and six months ended June 30, 2017, respectively, from $17.5 million and $33.7 million in the three and six months ended June 30, 2016, respectively. The increase is primarily due to the inclusion of EHH, which contributed $23.0 million and $49.1 million, and acquisitions completed during the latter half of 2016 and during 2017.

Other operating expenses increased $99.6 million, or 371.6%, to $126.4 million and $193.1 million, or 361.6%, to $246.5 million in the three and six months ended June 30, 2017, respectively, from $26.8 million and $53.4 million during the three and six months ended June 30, 2016, respectively. The increase is primarily due to the inclusion of EHH, which contributed $80.7 million and $161.0 million, respectively, and from recent acquisitions completed in 2016 and 2017.

Transaction costs were approximately $24.4 million and $43.6 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $4.2 million for the three and six months ended June 30, 2016, respectively, resulting primarily from the inclusion of EHH and our recent acquisitions of physician practices.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Depreciation and amortization for our physician services segment was approximately $61.8 million and $123.4 million for the three and six months ended June 30, 2017, respectively, and $21.2 million and $41.5 million for the three and six months ended June 30, 2016, respectively, resulting primarily from amortizable intangible assets related to our customer relationships with hospitals. The increase is primarily due to the inclusion of EHH, which contributed $32.6 million and $66.1 million, respectively, and from recent acquisitions completed in 2016 and 2017.

During the six months ended June 30, 2017, equity in earnings (loss) of unconsolidated affiliates decreased to a loss of $0.7 million from earnings of $4.9 million for the six months ended June 30, 2016 due to the consolidation of an affiliate previously accounted for as an equity method investment.

Ambulatory Services Operations

The following table presents certain operating data of our ambulatory services segment for the three and six months ended June 30, 2017 and 2016. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Procedures performed during the period at consolidated surgery centers	434,694	436,940	855,181	853,524
Surgery centers in operation, end of period (consolidated)	237	236	237	236
Surgery centers in operation, end of period (unconsolidated)	26	22	26	22
Average number of continuing surgery centers in operation (consolidated)	236	237	237	236
New surgery centers added, during period	2	4	6	4
Surgery centers merged into existing centers, during period	—	—	—	1
Surgery centers disposed, during period	3	2	3	2
Surgery centers under development, end of period	—	1	—	1
Surgery centers under letter of intent, end of period	—	4	—	4
Average revenue per consolidated surgery center (in millions)	$1,350	$1,352	$2,673	$2,655
Same-center revenues increase, day adjusted (consolidated)	0.6%	4.2%	1.3%	6.6%
Surgical hospitals in operation at end of period (unconsolidated)	1	1	1	1

Of the continuing centers in operation at June 30, 2017, 159 centers performed gastrointestinal endoscopy procedures, 57 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of our ambulatory service revenues growth from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2017 same-center group, constituting approximately 95% of our total number of consolidated centers, increased by 0.6% and 1.3% during the three and six months ended June 30, 2017, respectively, comprised of a 0.1% and 0.3% increase in procedures and a 0.5% and 1.0% increase in revenue per procedure as compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net revenue	$318.5	100.0%	$319.8	100.0%	$634.4	100.0%	$626.9	100.0%
Operating expenses:
Salaries and benefits	94.2	29.6	97.6	30.5	193.7	30.5	196.5	31.3
Supply cost	51.3	16.1	48.6	15.2	99.5	15.7	94.6	15.1
Insurance expense	1.8	0.6	1.6	0.5	3.7	0.6	3.1	0.5
Other operating expenses	63.0	19.8	63.2	19.8	126.8	20.0	125.0	19.9
Transaction and integration costs	3.0	0.9	2.1	0.7	5.3	0.8	2.3	0.4
Depreciation and amortization	9.8	3.1	8.9	2.8	19.5	3.1	17.6	2.8
Total operating expenses	223.1	70.0	222.0	69.4	448.5	70.7	439.1	70.0
Net gain (loss) on disposals and deconsolidations	(3.9)	(1.2)	2.6	0.8	3.5	0.6	2.6	0.4
Equity in earnings of unconsolidated affiliates	6.1	1.9	5.3	1.7	11.3	1.8	9.1	1.5
Operating income	$97.6	30.6%	$105.7	33.1%	$200.7	31.6%	$199.5	31.8%

Three and Six Months Ended June 30, 2017 compared to Three and Six Months Ended June 30, 2016

Ambulatory services revenues decreased $1.3 million, or 0.4%, to $318.5 million and increased $7.5 million, or 1.2%, to $634.4 million in the three and six months ended June 30, 2017, respectively, from $319.8 million and $626.9 million in the three and six months ended June 30, 2016, respectively. Our ambulatory services revenues were impacted during the three and six months ended June 30, 2017 as compared to the prior periods primarily due to the following:

•	revenue growth of $1.7 million, or 0.6%, and $7.7 million, or 1.3%, for the three and six months ended June 30, 2017, respectively, recognized by our 2017 same-center group;

•
centers acquired in 2016, which contributed $4.6 million and $12.6 million of additional revenues in the three and six months ended June 30, 2017, respectively, due to having a full period of operations in 2017;

•	centers acquired in 2017, which contributed $1.8 million and $2.9 million of additional revenues in the three and six months ended June 30, 2017, respectively;

•
reduced revenue recognized during the three and six months ended June 30, 2017 of $4.7 million and $6.3 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior periods. The deconsolidated centers represented a reduction of 7,116 and 11,617 procedures reported during the three and six months ended June 30, 2016, respectively. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•
reduced revenue recognized during the three and six months ended June 30, 2017 of $4.5 million and $8.9 million, respectively, resulting from the disposal of centers that had a full period of operations during the three and six months ended June 30, 2016.

Salaries and benefits decreased by $3.4 million, or 3.5%, to $94.2 million and $2.8 million, or 1.4%, to $193.7 million in the three and six months ended June 30, 2017, respectively, from $97.6 million and $196.5 million in the three and six months ended June 30, 2016, respectively. Salaries and benefits decreased due to lower incentive compensation expense and lower corporate expense allocation related to the Merger in the 2017 period, as well as the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Supply cost increased $2.7 million, or 5.6%, to $51.3 million and $4.9 million, or 5.2%, to $99.5 million in the three and six months ended June 30, 2017, respectively, from $48.6 million and $94.6 million in the three and six months ended June 30, 2016, respectively. Increased supply costs for the three and six months ended June 30, 2017 are primarily due to the change in the mix and cost of certain procedures performed by our same-center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses decreased $0.2 million, or 0.3%, to $63.0 million and increased $1.8 million, or 1.4%, to $126.8 million in the three and six months ended June 30, 2017, respectively, from $63.2 million and $125.0 million in the three and six months ended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

June 30, 2016, respectively. The change in expense for the three and six months ended June 30, 2017 resulted primarily from:

•	an increase of $0.1 million and $2.4 million, respectively, in other operating expenses at our 2017 same-center group;

•	centers acquired or opened during 2016, which resulted in an increase of $1.0 million and $2.6 million, respectively;

•	centers acquired during 2017, which resulted in an increase of $0.4 million and $0.6 million, respectively;

•	deconsolidation of centers in the prior period, which resulted in a decrease of $1.1 million and $1.3 million, respectively; and

•	disposal of centers in the current and prior periods, which resulted in a decrease of $1.5 million and $2.7 million, respectively.

Transaction costs were approximately $3.0 million and $5.3 million for the three and six months ended June 30, 2017, respectively, and $2.1 million and $2.3 million for the three and six months ended June 30, 2016, respectively, primarily resulting from the Merger, as well as our acquisition of surgery centers during the current period.

Depreciation and amortization expense remained relatively unchanged at 3.1% and 2.8% of net revenue for the three and six months ended June 30, 2017 and 2016, respectively.

Equity in earnings of unconsolidated affiliates was $6.1 million and $11.3 million during the three and six months ended June 30, 2017, respectively, and $5.3 million and $9.1 million during the three and six months ended June 30, 2016, respectively. The increase in our earnings from equity method investments during the three and six months ended June 30, 2017 is due to the consummation of one equity method investment during 2016 whereby we contributed one ASC to a joint venture with a health system, which were not fully reflected in 2016 results. Additionally, in 2017, we entered into two equity method investments in which we contributed two ASCs into a joint venture with a health system. In one of these transactions, the health system contributed two additional ASCs to the joint venture.

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

Cash and cash equivalents attributable to continuing operations at June 30, 2017 and December 31, 2016 were $441.3 million and $316.9 million, respectively. In addition, included in current assets held for sale at June 30, 2017 and December 31, 2016 are cash and cash equivalents attributable to discontinued operations of $23.3 million and $14.7 million, respectively. The table below summarizes cash flow information derived from our statements of cash flows for the six months ended June 30, 2017 and 2016 (in millions).

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$378.7	$195.0
Investing activities	(590.5)	(325.2)
Financing activities	344.8	97.6

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2017 was $378.7 million, compared to $195.0 million for the six months ended June 30, 2016. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the six months ended June 30, 2017 was $259.7 million, compared to $79.4 million for the six months ended June 30, 2016. Cash flows from operations during the six months ended June 30, 2017 were impacted by the following:

•	increased operating cash flows as a result of the Merger;

•	payments of transaction and integration costs related to the Merger of $40.9 million;

•	the increase in interest payments due to the Merger-related debt refinancing; and

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

and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 30 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 240 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At June 30, 2017, our physician services segment's net accounts receivable represented 70 days of revenue outstanding, which is an increase from 63 days outstanding at December 31, 2016 (which excluded the results from EHH). The increase in days is due to including the impact of EHH's physician services business, which historically has a longer billing and collection cycle, as it is primarily focused on emergency department services. The increase is due in part to recent acquisitions completed during the six months ended June 30, 2017 and year ended December 31, 2016, as it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized. In addition, we are currently migrating the billing of certain contracts to new billing systems, which we expect will improve efficiency in the billing cycle during 2017. As a result of this process, we are experiencing expected delays in our collections for our physician services. At both June 30, 2017 and December 31, 2016, our ambulatory services segment net accounts receivable represented 33 days of revenue outstanding.

As of June 30, 2017, we had insurance collateral of $100.5 million, which is comprised of restricted cash and available-for-sale securities that are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash used in investing activities was $590.5 million for the six months ended June 30, 2017 compared to $325.2 million for the six months ended June 30, 2016. The change was primarily related to the funding of acquisitions and capital expenditures that occurred during the six months ended June 30, 2017.

During the six months ended June 30, 2017, we had total acquisition and capital expenditures of $576.4 million, which primarily included:

•	$440.8 million for the acquisition of physician practices;

•	$33.3 million for the acquisition of interests in surgery centers;

•	$11.6 million for the acquisition of a medical transportation business; and

•	$90.7 million for new or replacement property.

Financing activities. Net cash provided by financing activities was $344.8 million for the six months ended June 30, 2017 compared to $97.6 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, we had net proceeds on long-term borrowings of $484.0 million, which included gross proceeds of $798.3 million and payments of $314.3 million. Our proceeds primarily resulted from $500.0 million of incremental borrowings under our Term Loan B 2023 and from borrowings from the ABL Facility. We used the incremental borrowings from the Term Loan B 2023 to fund acquisitions, to repay amounts outstanding under the ABL Facility, and to pay fees and expenses related to the financing.

During the six months ended June 30, 2017, we repurchased approximately 130,160 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $8.9 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

Our Company Preferred Stock paid dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrued and cumulated from the date of issuance and, to the extent lawful and declared by our Board, was paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. During the six months ended June 30, 2017, and prior to the mandatory conversion date, July 1, 2017, holders elected to convert 518,879 of our Company Preferred Stock to 941,294 shares of common stock. On July 3, 2017, the first business day following the mandatory conversion date, the remaining 1,206,121 shares outstanding of Company Preferred Stock automatically converted to 2,188,024 shares of common stock. During the six months ended June 30, 2017, our Board declared two dividends, each totaling $1.3125 per share in cash, or $2.3 million, to the holders of Company Preferred Stock. The dividend declared in June 2017 was funded to the paying agent at June 30, 2017 and was paid on July 1, 2017 to stockholders of record as of June 15, 2017. Following mandatory conversion Date, no shares of our Company Preferred Stock were outstanding and all rights of the holders of our Preferred Stock, including dividend rights, terminated.

Pursuant to the Merger, we issued 62,582,161 shares of common stock to the former stockholders of EHH, which represented the conversion of all outstanding common stock of EHH as of December 1, 2016 pursuant to the terms of the of the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

As of June 30, 2017, we had total indebtedness, including capital leases, of $6.43 billion, including $3.98 billion of term loans that mature in 2023 (Term Loan B - 2023), $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $58.6 million of other long-term indebtedness. As of June 30, 2017, there were no borrowings under our ABL Facility.

Term Loan B - 2023

As a result of the Merger, on December 1, 2016, we incurred term loan borrowings in an aggregate principal amount of $3.50 billion that mature on December 1, 2023 by assuming the term loan borrowings made in connection with the Merger through a wholly owned finance subsidiary of EHH immediately prior to the consummation of the Merger. Under the terms of the Term Loan Facility, the Term Loan B - 2023 bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At June 30, 2017, we had approximately $0.5 million in accrued interest associated with the Term Loan B - 2023.

On June 23, 2017, we incurred incremental term loan borrowings in an aggregate principal amount of $500 million, maturing on December 1, 2023. The incremental amounts were borrowed pursuant to the Increase Supplement, dated as of June 23, 2017, which supplements our existing Amended and Restated Credit Agreement, dated as of December 1, 2016. The incremental borrowings bear interest at the same rate and have the same terms as our Term Loan B.

On August 7, 2017, we executed a definitive agreement to sell our medical transportation business for $2.4 billion in cash to an entity controlled by funds affiliated with KKR Co. L.P. Upon completion of the divestiture, under the terms of the Term Loan Facility, we are required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B - 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to ours within 365 days from the sale.

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

The revolving credit loans under the ABL Facility bear interest initially at a rate equal to (i) LIBOR plus an applicable margin, which shall be determined based on the average daily excess availability, or (ii) the alternate base rate, which will be the highest of the prime rate established by the administrative agent from time to time, 0.50% in excess of the greater of (A) the overnight federal funds rate or (B) the composite overnight federal funds and overnight LIBOR rate, the one-month LIBOR rate (adjusted for maximum reserves) plus 1.0% per annum, plus, in each case, an applicable margin, which shall be determined based on the average daily excess availability.

As of June 30, 2017, the maximum available under the ABL Facility was $793.9 million. As of June 30, 2017, letters of credit outstanding, which impact the available credit under the ABL Facility, were $174.2 million. Our borrowing capacity, after giving effect to the letters of credit, was $619.7 million as of June 30, 2017. These letters of credit primarily secure the obligations under our captive insurance program. At June 30, 2017, we had not drawn on the ABL.

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At June 30, 2017, we had approximately $28.5 million in accrued interest associated with the 5.625% 2022 Notes reflected in other accrued liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

5.125% 2022 Notes

Upon completion of the Merger, we assumed $750.0 million aggregate principal amount of the 5.125% 2022 Notes, which were issued on June 18, 2014 by EEH. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries.  Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1, beginning on January 1, 2017, and ending on the maturity date of July 1, 2022. At June 30, 2017, we had $19.2 million in accrued interest associated with the 5.125% 2022 Notes.

6.25% 2024 Notes

Upon completion of the Merger, we completed a private offering of $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1, beginning on June 1, 2017, and ending on the maturity date of December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At June 30, 2017, we had approximately $2.9 million in accrued interest associated with the 6.25% 2024 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $23.9 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2017 based on our indebtedness at June 30, 2017.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2017. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2016, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of the acquired entities and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2017. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2016 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the six months ended June 30, 2017 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 except for the following:

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
	(a) Total		(c) Total Number of	(or Approximate Dollar
	Number of	(b) Average	Shares (or Units)	Value) of Shares (or
	Shares	Price Paid	Purchased as Part of	Units) That May Yet
	(or Units)	per Share	Publicly Announced	Be Purchased Under
Period	Purchased (1)	(or Unit)	Plans or Programs	the Plans or Programs
April 1, 2017 through April 30, 2017	—	$—	—	$—
May 1, 2017 through May 31, 2017	1,743	56.27	—	—
June 1, 2017 through June 30, 2017	231	56.15	—	—
Total	1,974	$56.26	—	$—

(1)
During the three months ended June 30, 2017, we repurchased 1,974 shares with a value of approximately $0.1 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards under the Envision Healthcare Corporation 2014 Equity and Incentive Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1
Increase Supplement, dated as of June 23, 2017, by and among the Company, the increasing lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each of the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 27, 2017).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016,(iv) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 and (vi) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2017 and 2016

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISION HEALTHCARE CORPORATION

Date:	August 8, 2017

		By:	/s/ Claire M. Gulmi
Claire M. Gulmi

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

