Form 10-K
period 2017-12-31
Envision Healthcare Corp
filed 2018-03-01
CIK 1678531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017

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

As of February 23, 2018, 120,925,991 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by nonaffiliates on June 30, 2017 (based upon the closing sale price of these shares as reported on the New York Stock Exchange as of June 30, 2017) was $7,325,596,447. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by "affiliates," a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference
Portions of the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents to Annual Report on Form 10-K for the Year Ended December 31, 2017

i

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

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services and ambulatory services. We empower physicians in aligning with health systems, payors and communities forming high-performing clinical networks. We strive to be the trusted strategic partner for providers, health systems, communities and payors in the common pursuit of the highest quality of care for the patients we serve.

On December 1, 2016, AmSurg and EHH completed the merger and the strategic combination (the Merger) of their respective businesses. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements for 2016 included in this report reflect AmSurg’s consolidated operations for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated operations for the period from December 1, 2016 to December 31, 2016. On December 2, 2016, shares of the common stock of the Company began trading on the New York Stock Exchange under the ticker symbol “EVHC.”

The Merger combined two leaders to create a premier healthcare services provider organization offering clinical solutions on a national scale, enabling the Company to create value for health systems, payors, providers and patients. AmSurg has more than 25 years of operating history in the ambulatory surgery business and more than 50 years of operating history in the physician services business, primarily in anesthesia services. EHH has more than 40 years of operating history in the physician services business, primarily in emergency services. We market our services on a stand-alone, multi-service or integrated basis combining two or more services. We believe our physician-centric culture and integrated care model benefits providers and patients by improving the quality of care and reducing the total cost of care.

On February 28, 2017, we announced that we would explore strategic alternatives for our medical transportation business, American Medical Response (AMR). On August 7, 2017, we entered into a definitive agreement to divest AMR to an entity controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR) for approximately $2.4 billion in cash. As a result, the medical transportation business is no longer a separate reportable segment. The transaction is subject to regulatory approval and customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We received a second request from the FTC asking for further information related to the transaction, and the buyer has agreed to certain divestiture remedies to address concerns raised by the FTC. We expect that the transaction will be completed during the first quarter of 2018.

We have aligned our financial results into two reportable segments: physician services and ambulatory services. The physician services segment includes the Company’s hospital-based and non-hospital-based physician services businesses. The ambulatory services segment includes the Company’s ambulatory surgery business, which acquires, develops, owns and operates ambulatory surgery centers (ASCs) and surgical hospitals in partnership with physicians and health systems. For the year ended December 31, 2017, approximately 84% and 16% of our revenues were generated by our physician services segment and ambulatory services segment, respectively. For additional information about our reportable segments, please see "Note 21 - Segment Reporting" to our consolidated financial statements included in Item 8. Financial Statements and Supplementary Data in this report.

Recent Developments

On October 31, 2017, we announced that our Board of Directors (our Board), in consultation with management and financial and legal advisors, had unanimously initiated a full review of a broad range of strategic alternatives to enhance stockholder value. The Board has not set a timetable for completion of its review. There can be no assurance that this review will result in a transaction or other alternatives of any kind, or if such strategic alternative does occur, that it will successfully enhance stockholder value.

Item 1. Business - (continued)	Table of Contents

Competitive Strengths

National physician-led healthcare services company offering a broad array of services. The Merger combined two leading, complementary healthcare services companies to form one of the nation’s largest provider organizations, well-positioned to help shape the future of healthcare delivery. Currently, we manage a broad array of clinical network solutions, including physician-led services and ambulatory services. We believe our scale and breadth of services in a fragmented marketplace allows us to be the most trusted and highest quality strategic partner for health systems, healthcare providers, payors, patients and communities in the common pursuit of the highest quality of care for the patients we serve. Additionally, our portfolio of service offerings creates value by delivering integrated physician-centric care to systems, payors and patients, and positions us favorably for growth and long-term leadership as the dynamic healthcare landscape continues to evolve.

Opportunities for accelerated growth. We operate in the physician services and ambulatory services markets, two large and growing segments that are supported by favorable demographic shifts. We have a track record of delivering strong growth through a combination of organic growth, new contract additions and selective acquisitions. Organic growth has historically been supported by consistent underlying market volume trends, stable pricing and a diversified payor mix. Historically, market volumes have been driven primarily by the non-discretionary nature of our services, aging demographics and primary care physician shortages that drive patients to emergency rooms. We believe that our networks of high-quality providers position us to take advantage of these trends, even during periods of slower inpatient utilization growth for certain of our healthcare system customers.

We have successfully executed on new contract growth by providing a set of differentiated services and delivering integrated, efficient, high-quality care, which has helped us expand our relationships with our existing customers and compete effectively in the bidding process for new contracts. We intend to continue to expand our existing customer relationships and capitalize on greenfield opportunities as we seek to increase our new contract growth, which represents the majority of the anticipated revenue synergies of the Merger. Additionally, we believe we will have opportunities to expand our services to the health systems we currently serve. We also have a strong track record of executing on and integrating select acquisition opportunities. We expect that the fragmented nature of the segments in which we operate, in particular the physician services segment, in addition to the strength of our operating platform, will aid in increasing our near- and long-term acquisition pipelines.

Strong financial profile with attractive cash flow and deleveraging profile. We have historically achieved revenue growth and attractive margins while maintaining a strong balance sheet. We have a diversified business mix across our segments, geographies and clients, as well as significant cash flow, which we expect to deploy opportunistically for acquisitions, thereby driving growth while also reducing leverage ratios.

Focus on clinical excellence. We are focused on achieving the best clinical outcomes for our patients through the application of rigorous recruiting and credentialing standards, the promotion of a physician-led leadership culture and the monitoring of our clinical quality measures. Through extensive clinical and leadership development programs, we train our healthcare professionals to continually enhance their skills and deliver innovative and patient-focused experiences and outcomes. Our healthcare professionals are supported through our specialty-specific networks, which are led by our physician senior leadership. We provide internally developed continuing medical education accredited courses to our healthcare professionals, including instructor-led and on-line education sessions. We have developed and implemented quality measurement systems that track multiple key indicators, which assist our professionals in systematically monitoring, examining and analyzing outcomes and processes. These quality measurement systems are supplemented by our active peer review infrastructure designed to ensure the development and implementation of actionable items that will improve patient outcomes. Our ability to deliver high levels of customer service and patient care is a direct result of this focus, which helps us to differentiate our services, and to attract and retain providers.

Ability to attract and retain high-quality providers. Through our recruiting databases and processes, we are able to identify and target high-quality providers to match the needs of our customers. We believe that our national presence and operating infrastructure enable us to provide attractive opportunities for our providers to enhance their skills through extensive clinical and leadership development programs. We believe that our differentiated recruiting, training and development programs strengthen our customer and provider relationships, enhance our strong contract and clinician retention rates and allow us to efficiently recruit providers to support our robust new contract pipeline across each of our service lines.

Business Strategy

Capitalize on organic growth opportunities. Our scale, scope and long operating history, combined with our value-enhancing initiatives, provide us with competitive advantages to continue to grow our business. We believe that our integrated service offerings, differentiated and data-driven clinical quality processes, scalable technology and sophisticated risk management programs improve the

Item 1. Business - (continued)	Table of Contents

quality and efficiency of care, creating value for health systems, payors and patients. We also believe our physician-led, patient-focused culture and approach to clinical solutions will allow us to continue to successfully recruit and retain clinical professionals.

Grow complementary and integrated service lines. Our continued focus on expanding our existing relationships and integrated service offerings has helped health systems, communities and payors realize economic benefits and clinical value for patients. We plan to expand and integrate the delivery of our differentiated suite of services across our existing customer base. We believe that our ability to expand our existing relationships will be enhanced by our strong reputation, our national footprint, and strong relationships with our health system customers.

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

Enhance operational efficiencies and productivity. We believe there are significant opportunities to continue to build upon our success in improving our productivity and profitability. We continue to focus on initiatives to improve productivity, including more efficient scheduling, continued use of mid-level providers, enhancing our leadership training programs, improving and realigning compensation programs and providing certain shared services across our businesses. We believe that our processes related to managed care contracting, billing, coding, collection and compliance have driven a strong track record of efficient revenue cycle management. We have made significant investments in infrastructure, including management information systems that we believe will continue to enable us to improve clinical results and key client metrics while reducing the cost of providing patient care. We have dedicated teams with business and clinical expertise that are responsible for implementing best practices. Furthermore, in all segments, we will continue to utilize risk mitigation programs for loss prevention and early intervention, including continued use of clinical “fail-safes” and other technology. We believe that our significant investments in scalable technology systems will facilitate additional cost reductions and efficiencies.

Physician Services Segment

We are a leading national provider of multispecialty physician services to our health system clients, including hospitals, ASCs and other healthcare facilities. As of December 31, 2017, we had physician services contracts, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services and children's services, covering more than 1,800 clinical departments in healthcare facilities in 45 states and the District of Columbia, and over 25,200 employed or affiliated physicians and other healthcare professionals. The market for physician services is fragmented in each of our specialties, and is serviced by national, regional and local providers. For the year ended December 31, 2017, Arizona, California, Florida, New Jersey and Texas accounted for approximately 62% of our physician services segment net revenue.

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

The following table presents the physician services revenue mix from our primary specialties for the years ended December 31, 2017 and 2016. Revenue mix for the year ended December 31, 2016 is presented on a pro forma combined basis, assuming the Merger was completed on January 1, 2016.

	Revenue Mix
	2017	2016
Emergency department and hospitalist services	54%	55%
Anesthesiology services	28	27
Radiology services	8	5
Children's services	2	2
Office based, surgery and other	8	11
Total	100%	100%

Item 1. Business - (continued)	Table of Contents

Emergency Department (ED) and Hospitalist Services

We are a leading national provider of emergency medicine services to hospitals, freestanding emergency care facilities, and urgent care facilities in the United States. Emergency departments are an essential access point for medical services and are a primary source of patient admissions to hospitals and other facilities. Consequently, hospitals require efficient and effectively operated emergency departments, often turning to third-party providers with greater experience and resources. We believe that ED utilization trends and cost pressures facing hospitals have resulted in an increased focus by facilities on improving the operating efficiency of their EDs.

We provide inpatient physician services, or hospitalist medicine services, for hospital patients who have no primary care physician or have an attending physician who requests that our hospitalist manage the patient. We help reduce the average length of stay for patients. Inpatient service physicians are also an integral part of the post-discharge coordination of patient care by directing how care outside the hospital setting should be established and coordinated by improving the care coordination through effective working relationships with the ED. We believe that effective hospitalist programs result in better patient outcomes and lower costs. We frequently provide hospitalist services to our customers in combination with other physician services. During 2017, our ED and hospitalist medicine providers handled more than 19.3 million emergency room visits.

Anesthesiology Services

We are a leading national provider of anesthesia services in the United States. Our anesthesia care teams provide anesthesiology services to hospitals, ASCs and other healthcare facilities. These teams are typically comprised of board-certified physicians and allied health professionals. Our anesthesiologists are a key part of the effective management and productivity of hospital surgery departments, ASCs and other healthcare facilities. During 2017, our anesthesia professionals handled more than 2.9 million anesthetic cases.

Radiology/Tele-radiology Services

We are a leading national provider of radiology services, including diagnostic, interventional and tele-radiology services, to hospitals, imaging centers and physician group practices in the United States. Many of our radiologists provide their services at healthcare facilities where they interpret all modalities of radiology images. They can consult directly with attending physicians, providing prompt, accurate interpretations, which promotes the professional development of our radiologists as they interact constantly with the physicians at our clients’ facilities. During 2017, our radiology professionals interpreted over 9.9 million studies.

Children’s Services

We are a leading national provider of children’s services in the United States. Through our children's services teams, which include on-site medical directors, physicians and nurse practitioners, we provide neonatal management services at our healthcare facility partners' neonatal intensive care units (NICUs). We continue to expand our provision of children’s services in pediatric hospitalist, pediatric intensivist and pediatric emergency medicine subspecialties. During 2017, our children’s services professionals supported approximately 300,000 patient days.

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

Item 1. Business - (continued)	Table of Contents

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

Physician Services Segment Overview

The growing complexity of the healthcare delivery system has led many healthcare facilities to increasingly engage third-party providers to provide medical coverage and administrative functions to improve productivity, increase the overall quality of care and reduce administrative costs. We believe the primary clinical areas we serve, which include emergency and hospitalist medicine, anesthesiology, radiology and children’s services, are specialties that are extremely important lines of service for the overall provision of care. The market for services in our specialties tends to be highly fragmented and is predominantly served by smaller group practices.

We believe our physician services segment is well-positioned to benefit from certain trends including the following:

Shift towards national providers of physician services. Hospitals, ASCs and other healthcare facilities are increasingly utilizing national providers of healthcare professionals as a means of achieving targeted physician coverage levels, including by addressing difficulties in hiring and retaining physicians and increasing operational efficiency to improve patient flow, reduce wait times, coordinate care, shorten lengths of stay and reduce readmission rates, all of which lead to lower costs and promote improved patient care. Historically, hospitals, ASCs and other healthcare facilities have relied on local practice groups to provide physician services, but an increasing number have been turning to national physician groups to meet their increasingly complex needs. We are a direct beneficiary of this continuing shift from smaller local groups to larger national provider organizations. We believe we are well positioned to serve as a trusted partner to health systems in their transformation to integrated healthcare delivery networks.

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

Item 1. Business - (continued)	Table of Contents

seeking larger partners. A significant portion of our growth has come from consolidation with regional provider groups, other acquisitions of smaller physician group practices and new contract wins, all of which have in part been driven by these consolidation trends.

Opportunities created by healthcare reform. The healthcare sector is periodically subject to regulatory, legislative and other political reform initiatives, at the federal and state level, that significantly impact government healthcare programs, reimbursement models, and health insurance coverage. Recent reform initiatives include efforts to shift governmental reimbursement models away from fee for service methodologies toward value-based approaches. In particular, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, efficiency, clinical improvement activities and meaningful use of electronic health records. We believe our continuing focus on clinical excellence and monitoring the clinical quality of our services positions us favorably to benefit from the shift toward value-based reimbursement models. Other initiatives have increased access to health insurance, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (Health Reform Law), and other healthcare reform measures. The Health Reform Law has also increased the obligation of healthcare providers to provide coordinated care and held providers accountable for showing measurable patient outcomes. As a healthcare provider with a national footprint, under the Health Reform Law, as currently in effect, we believe we are in a favorable position to serve the expected growth in patient populations and to meet our clients’ needs for increased coordination and outcomes measurement. However, the Health Reform Law has been modified by congressional action since its enactment, including the repeal of the mandate requiring substantially all U.S. citizens to obtain qualifying health insurance coverage, and may in the future be repealed or further modified as leaders in both the executive and legislative branches of government have stated their intention to do so. See "Government Regulation-Health Reform Law" later in this report.

Increased competition for specialty physicians. With a growing and aging population in the United States, demands for specialty physician services are increasingly outpacing the supply of qualified practitioners. We believe there will be a shortage of physicians in each of our specialties occurring in the next ten years. This growing shortage has led to increasing challenges in recruiting and retaining specialty physicians among hospitals, ASCs and other healthcare facilities, which we believe we can service in part by utilizing other allied healthcare professionals, such as certified registered nurse anesthetists, advanced registered nurse practitioners and physician assistants. Given our expertise in recruiting healthcare professionals in our specialty fields and the attractiveness of our business model to such specialists, we believe we are well-positioned to continue to recruit and retain healthcare professionals and meet the increasing demand for their services in the years to come.

Physician Services Strategy

We intend to grow the revenue and profitability of our physician services segment by:

Delivering distinctive service to our existing client base to drive strong same-contract growth. The foundation of our physician services business lies in how we service our existing base of health system customers. To ensure that we maintain and further strengthen these client relationships, we pursue the following key strategies:

•
expand our national physician services capabilities through management expertise, enhancements in our internal physician recruiting, credentialing and onboarding organizations, further development of our provider quality metrics capabilities and investment in reimbursement technologies;

•
provide our health system clients with a compelling and diverse suite of clinical solutions to deliver on our customers' mandate for increased clinical quality, patient satisfaction and coordination of care;

•	work with our clients to develop increased efficiencies through the application of best practice information regarding physician staffing and procedural turnaround;

•	further advance our relationships with national managed care companies to facilitate favorable contract terms and more efficient revenue cycle management;

•	collaborate with hospitals, ASCs and other healthcare facilities to improve their operations by leveraging the clinical leadership of our physicians at clients’ facilities; and

•
recruit and retain high quality physicians and healthcare professionals by providing clinical resources, comprehensive administrative practice support, competitive compensation and career opportunities.

Organically expanding through new contract wins. The fragmentation of physician services providers creates significant opportunities for organic growth, as we believe that we can provide better solutions for hospitals, ASCs and other healthcare facilities than those offered by smaller provider groups. Our differentiated capabilities and market presence have enabled us to win contracts with both new and existing clients and we expect to continue to capitalize on these trends. Within our existing client base, there is a significant opportunity to win new contracts by expanding our relationships with existing health system partners by adding additional specialties

Item 1. Business - (continued)	Table of Contents

at their facilities. We have significantly invested in expanding the breadth and focus of our physician services segment business development functions. We believe our expanded efforts and dedicated internal resources will position us well to continue to win new contracts.

Executing acquisitions to augment our organic growth. As physician services providers continue to consolidate, we believe we will have the opportunity to augment the organic growth of our physician services segment through opportunistic acquisitions of regional and local providers. We will selectively target strategic “platform” practices for future growth in new geographies and “in-market” practices in geographies where we have an established presence. In the last five years, the Company, including its predecessors, has successfully acquired and integrated more than 50 physician group practices for a combined acquisition price of approximately $3.1 billion.

Enhancing profitability by achieving further operating efficiencies. We believe we can improve the operating efficiency of our physician services business as we grow. Our infrastructure is designed to achieve economies of scale by enhancing profitability with revenue growth without compromising the quality of operations or clinical care. We believe our processes related to managed care contracting, billing, coding, collection and compliance have driven a track record of effective and efficient revenue cycle management. We continue to make investments in infrastructure, including management information systems that we believe will enable us to improve clinical quality and key client metrics while reducing the cost of providing patient care.

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

We also recognize revenue for services provided during a particular period but not yet billed. Expected collections are estimated based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient’s healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections. Our provision for uncollectibles includes the estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors. We record net revenue from uninsured patients at its estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections, net of recoveries.

We provide the majority of billing for our employed and affiliated physicians through our internal billing function. We also selectively utilize third-party revenue cycle management providers to perform billing. Additionally, we have invested in several applications that provide the foundation for the day-to-day operations of our physician services business, including facilities-based billing and office-based billing.

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

Contracts. We have contracts with (i) hospital and ASC customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. As provider of multispecialty physician services with a national footprint, we also contract with large health systems.

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

Item 1. Business - (continued)	Table of Contents

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

The following table summarizes our approximate payor mix as a percentage of net revenue and our approximate payor mix based on patient encounters for the periods indicated, assuming the Merger was completed on January 1, 2016.

	Percentage of Net Revenue			Percentage of Total Volume
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Medicare	20%	20%	13%	33%	32%	36%
Medicaid	8	8	5	23	25	22
Commercial and managed care	55	54	71	31	30	33
Self-pay	2	1	1	13	13	9
Net fee for service revenue	85%	83%	90%	100%	100%	100%
Contract and other revenue	15	17	10
Net revenue for physician services	100%	100%	100%

Competition

The physician services segment is highly fragmented, and we consider our primary competitors to be local physician group practices. On a regional and national basis, we compete with companies such as Mednax Inc., Team Health, US Acute Care Solutions, U.S Anesthesia Partners, Fresenius, Schumacher Clinical Partners and California Emergency Physicians.

Physician Services Locations

As of December 31, 2017, we had contracts covering more than 1,800 clinical departments at healthcare facilities in 45 states and the District of Columbia. For the year ended December 31, 2017, Arizona, California, Florida, New Jersey and Texas accounted for approximately 62% of our physician services segment net revenue. We generally negotiate and enter into separate contracts with facilities to which we deliver physician services. However, many facilities are affiliated with one another or owned by the same entity. As a result, while no single facility represents more than 10% of our physician services segment revenue, there are several significant client relationships with groups of affiliated facilities that result in a concentration of revenue. During 2017, facilities affiliated with

Item 1. Business - (continued)	Table of Contents

HCA Holdings, Inc. comprised approximately 20% of our consolidated net revenue and approximately 24% of our physician services segment net revenue.

Ambulatory Services Segment

We are one of the largest owners and operators of ambulatory surgical centers (ASCs or surgery centers) in the United States based upon total number of facilities. We acquire, develop and operate ASCs in partnership with physicians and health systems. We generally own a majority interest, primarily 51%, in the facilities we operate. We also own minority interests in certain surgery centers in partnerships with leading health systems and physicians and intend to continue to pursue such partnerships. At December 31, 2017, we operated 264 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 affiliated physicians who utilize our surgery centers.

ASCs primarily provide elective, high volume, lower-risk surgical procedures across multiple specialties, including, among others, gastroenterology, ophthalmology, and orthopaedics. Our ASCs are designed with a cost structure that creates significant savings for patients and payors when compared to surgical services performed in hospital outpatient departments (HOPDs). We acquire, develop and operate ASCs through the formation of strategic partnerships with physicians to better serve the communities in the markets we serve. Since physicians are critical to the delivery of healthcare, we have developed our operating model to encourage physicians to affiliate with us. We believe we attract physicians because we design our facilities and adopt staffing, scheduling and clinical systems and protocols with the goal of increasing physician efficiency. We believe that our focus on physician satisfaction combined with providing safe, high-quality healthcare in a friendly and convenient environment for patients will continue to make our ASCs an attractive alternative to HOPDs for physicians, patients and payors. We believe our facilities, when compared to HOPDs, (i) enhance the quality of care for our patients, (ii) provide significant administrative, clinical and efficiency benefits to physicians, and (iii) offer a lower cost alternative for patients and payors.

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

The following table presents the number of our surgery centers by specialty and ambulatory services net revenue mix for the years ended December 31, 2017, 2016 and 2015.

	Specialty Count			Net Revenue Mix
	2017	2016	2015	2017	2016	2015
Gastroenterology	162	155	151	51%	51%	52%
Multispecialty	55	57	58	29	30	29
Ophthalmology	37	38	39	15	14	14
Orthopaedic	10	10	9	5	5	5
Total	264	260	257	100%	100%	100%

Item 1. Business - (continued)	Table of Contents

The following table presents certain information with respect to our ambulatory services segment for the years ended December 31, 2017, 2016 and 2015. An ASC is deemed to be under development when a limited liability company (LLC) or limited partnership (LP) has been formed with the physician partners to develop the ASC.

	2017	2016	2015
Procedures performed during the period at consolidated centers	1,715,595	1,721,399	1,729,262
Centers in operation, end of period (consolidated)	234	238	236
Centers in operation, end of period (unconsolidated)	30	22	21
Average number of continuing centers in operation (consolidated)	237	237	238
New centers added, during period	10	8	11
Centers merged into existing centers, during period	—	1	—
Centers disposed, during period	6	4	—
Surgical hospitals in operation, end of period (unconsolidated)	1	1	1
Centers under letter of intent, end of period	2	3	5
Average revenue per consolidated center (in thousands)	$5,392	$5,352	$5,168
Same center revenues increase, day adjusted (consolidated)	1.8%	4.3%	6.0%

Ambulatory Services Segment Overview

For many years, government programs, private insurance companies, managed care organizations and self-insured employers have implemented cost containment measures intended to limit the growth of healthcare expenditures. These cost-containment measures, together with technological advances, have contributed to the significant shift in the delivery of healthcare services away from traditional inpatient hospital settings to more cost-effective alternate sites, including ASCs. ASCs have been widely viewed as a successful way to increase efficiency by improving the quality of, and access to, healthcare and increasing patient satisfaction, while simultaneously reducing costs. According to data issued by the Centers for Medicare and Medicaid Services (CMS) in 2017, there were approximately 5,500 Medicare-certified ASCs. We believe that approximately 66% of those ASCs performed procedures in a single specialty and approximately 34% performed procedures in more than one specialty (multispecialty). Among the single specialty ASCs, we believe over 2,400 are in our preferred specialties of gastroenterology, ophthalmology, orthopaedic, ear, nose and throat (ENT) and urology, while the remainder are in specialties such as plastic surgery, podiatry and pain management. Of our preferred specialties, we believe approximately 67% of single specialty ASCs and 27% of multispecialty ASCs are independently owned.

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

Item 1. Business - (continued)	Table of Contents

our partners. We believe our focus on physician satisfaction, combined with providing safe, high-quality healthcare in a patient friendly and convenient environment helps us attract and retain physician partners.

Increase same-center revenue growth. We grow revenues in our existing surgery centers primarily through increasing procedure volume by (i) increasing the number of physicians performing procedures at our ASCs, (ii) marketing our ASCs to referring physicians, payors and patients, and (iii) achieving efficiencies in center operations. For the year ended December 31, 2017, we achieved same-center revenue growth of 1.8%.

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

Expand our national network of ASCs. While we have historically been an active acquirer of ASCs, the market remains fragmented, providing many opportunities for additional acquisitions. We target ownership in single-specialty ASCs that perform gastrointestinal endoscopy, ophthalmology and orthopaedic procedures, as well as multispecialty ASCs that are equipped and staffed to perform surgical procedures in more than one specialty. As of December 31, 2017, approximately 66% of our ambulatory services segment revenues were from single-specialty ASCs that perform gastroenterology or ophthalmology procedures. These specialties have a higher concentration of older patients than other specialties, such as orthopaedics or ENT. We will also pursue the acquisition of companies that own and operate multiple ASCs when those opportunities arise.

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

•	Market leader: ASCs that are market leaders for the procedures performed in that facility.

•	Contracts with payors: ASCs that contract with all or most of the major commercial payors in their market.

•	History of growth: ASCs with a track record of consistent case and revenue growth.

Item 1. Business - (continued)	Table of Contents

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
ASCs depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. During 2017, we derived approximately 27% of our ambulatory services segment revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently pays ASCs in accordance with a predetermined fee schedule. Our surgery centers are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

In addition to payment from governmental programs, ASCs derive a significant portion of their revenues from private health insurance plans. These plans include both standard indemnity insurance programs as well as managed care programs, such as preferred provider organizations and HMOs. The strengthening and consolidation of managed care systems nationally has resulted in increased

Item 1. Business - (continued)	Table of Contents

competition among providers of surgery center services that contract with these systems. Further, most of the plans offered through the health insurance exchanges created by the Health Reform Law provide for narrow networks that restrict the number of participating providers or tiered networks that impose significantly higher cost sharing obligations on patients who obtain services from providers in a disfavored tier. Exclusion from participation in a managed care network or assignment to a disfavored tier could result in material reductions in patient volume and revenues of our ambulatory services segment. Some of our competitors may have greater financial resources and market penetration than we do. We believe that all payors, both governmental and private and certain other industry participants, such as large employer groups and their affiliates, will continue their efforts over the next several years to reduce healthcare costs and that these efforts will generally result in a less stable market for healthcare services. While no assurances can be given concerning the ultimate success of our efforts to contract with healthcare payors, we believe that our position as a lower-cost alternative for certain surgical procedures should enable our surgery centers to compete effectively in the evolving healthcare marketplace.

Competition

We consider our primary competitors to be regional and national ASC providers, including hospitals and health systems, such as United Surgical Partners, Inc., Surgical Care Affiliates and Surgery Partners. We also compete with national, regional and local hospital systems for the development of new surgery centers.

Accreditation

We believe that undergoing and maintaining voluntary accreditation signifies our commitment to quality. Managed care organizations in certain markets will only contract with a facility that is accredited by either the Accreditation Association for Ambulatory Health Care (AAAHC) or The Joint Commission. Substantially all of our ASCs are accredited by AAAHC or The Joint Commission and have received three-year certifications.

Ambulatory Services Locations

At December 31, 2017, we operated 264 ASCs in 35 states and the District of Columbia. The size of our typical single-specialty ASC is approximately 6,000 to 10,000 square feet. The size of our typical multispecialty ASC is approximately 10,000 to 14,000 square feet. Each center typically has two to three operating or procedure rooms with areas for reception, preparation, recovery and administration and is specifically tailored to meet the needs of its physician partners.

Item 1. Business - (continued)	Table of Contents

Medical Transportation

On August 7, 2017, we entered into a definitive agreement to divest our medical transportation business, AMR, to an entity controlled by funds affiliated with Kohlberg Kravis Roberts & Co. As a result, our medical transportation business has been classified as discontinued operations and is no longer a separate reportable segment. We expect to complete the divestiture of AMR during the first quarter of 2018. AMR is the largest ambulance provider in the nation and a leading provider of other medical transportation services in the United States. Ambulance services encompass both “911” emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians (EMTs) to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics, EMTs and/or nurses to transport patients between healthcare facilities or between facilities and patient residences.

AMR provides substantially all of its medical transportation services under its American Medical Response (AMR) brand name. AMR operates under other names when required to do so by local statute or contractual agreement. AMR's broad geographic footprint enables it to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

A significant portion of AMR's medical transportation business net revenue was generated from emergency “911” ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en route. Non-emergency ambulance services revenues included critical care transfers, wheelchair transports and other inter-facility transports, with the remaining balance of net revenue was generated from managed transportation services, fixed-wing air ambulance services and the provision of training, dispatch and other services to communities and public safety agencies including services provided to the Federal Emergency Management Agency (FEMA). AMR has a national contract with FEMA to provide ambulance and para-transit services, as well as rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies in the full 48 contiguous states.

Medical Transportation Overview

AMR provides a full range of emergency and non-emergency ambulance transport and related services, which include:

“911” Response Services

AMR provides emergency response services primarily under long-term exclusive contracts with communities and hospitals. AMR's contracts typically stipulate that it must respond to “911” calls in the designated area within a specified response time. AMR utilizes two types of ambulance units: Advanced Life Support (ALS) units and Basic Life Support (BLS) units. ALS units, which are staffed by two paramedics or one paramedic and an EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by contractual requirements, as well as by the nature of the patient’s medical situation. Exclusive “911” contracts with communities and government agencies typically specify maximum fees a provider may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. The rates that a provider is permitted to charge for services under a contract for “911” emergency ambulance services and the amount of the subsidy, if any, the provider receives from a community or government agency depend in large part on the nature of the services it provides, the payor mix and the performance requirements.

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

Item 1. Business - (continued)	Table of Contents

Other Services

In addition to “911” emergency and non-emergency ambulance services, AMR provides the following managed transportation services, dispatch services, event medical services, paramedic training, fixed-wing air ambulance services, community paramedic, on-site and offshore EMS, and industrial and community fire protection services.

Medical Transportation Revenues

AMR receive payment from the following sources:

•	federal and state governments, primarily under the Medicare and Medicaid programs;

•	HMOs and private insurers;

•	individual patients;

•	fees for stand-by and event driven coverage, including from its national contract with FEMA; and

•	community subsidies.

Emergency transport. Contracts with communities to provide emergency transport services are typically exclusive, with terms of three to five years in length and generally are obtained through a competitive bidding process. In some instances where AMR is the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. “911” contracts often contain options for earned extensions or evergreen provisions. AMR's “911” emergency response arrangements typically specify maximum fees AMR may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates AMR is permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, received from a community or government agency depend in large part on the nature of the services AMR provides, payor mix and performance requirements.

Non-emergency transport. AMR has arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate AMR as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permits AMR to charge a base fee, mileage reimbursement and additional fees for the use of particular medical equipment and supplies. AMR has historically provided a portion of its non-emergency transports to facilities and organizations in competitive markets without specific contracts.

Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan’s network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider’s members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. AMR's scale and broad geographic footprint enable contracting on a national and regional basis with managed care and insurance companies. We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

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

AMR's predominant competitors are local fire departments and other local government providers. Larger private provider competitors include Falck, a Danish corporation with a significant U.S. presence, Acadian Ambulance Service in Louisiana and Paramedics Plus. Small, locally-owned operators principally serve the inter-facility transport market.

Item 1. Business - (continued)	Table of Contents

Medical Personnel

Paramedics and EMTs must be state-certified and locally credentialed to transport patients and perform emergency care services. Certification as an EMT typically requires completion of a program designated by the U.S. Department of Transportation, such as those offered at AMR's training institute, NCTI. In addition, specialized courses may be completed to target specific patient populations, such as pediatrics, geriatrics, trauma and burns. In most communities, the local physician medical director, often in conjunction with a physician advisory board, develops medical protocols to be followed by paramedics and EMTs in a service area. In addition, real-time instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency physicians. This consultation allows for more comprehensive evaluation and treatment of difficult cases. Like physicians, both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training and/or examinations to maintain their certifications.

Medical Transportation Locations

During 2017, AMR provided services in 41 states and the District of Columbia. Its broad geographic footprint enables AMR to contract on a national and regional basis with insurance companies, healthcare facilities and government agencies.

Government Regulation

Our operations and relationships with healthcare providers such as hospitals, ASCs and other healthcare facilities and healthcare professionals are subject to extensive regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following types of laws and regulations.

Health Reform. In recent years, the U.S. Congress and certain state governments have enacted a number of measures designed to effect major change across healthcare services. Most prominent among these efforts, the Health Reform Law contains a number of provisions designed to reduce Medicare program spending, including an annual productivity adjustment that reduces payment updates to ASCs and various initiatives that may reduce payments for physician services. The Health Reform Law also expanded coverage of previously uninsured individuals through a combination of public program expansion and private sector health insurance reforms. We believe the Health Reform Law has generally resulted in increased volume at facilities at which we provide physician services and at our surgery centers. Certain provisions of the Health Reform Law, including those promoting Accountable Care Organizations (ACOs) and other coordinated care models, may make it more difficult to compete for patients, negatively impacting our surgery centers, physician practices and health facilities we partner with. Additionally, within our physician services segment, we derive a significant portion of our revenue from payments made by government healthcare programs, including Medicare and Medicaid. CMS has implemented, or is implementing, a number of programs and requirements intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. These efforts directly impact hospitals, among other providers and may also affect the level of utilization of and payments received for our physician services.

Leaders in both the executive and legislative branches of government have stated their intention to repeal, replace, or significantly modify the Health Reform Law, its implementation or its interpretation. In 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 2019. In addition, the President signed an executive order directing federal agencies to take actions to minimize the “economic and regulatory burdens” of the Health Reform Law. The impact of efforts to repeal, replace or modify the Health Reform Law, or other efforts to reform healthcare delivery or financial systems, may materially adversely impact our business. Because of the many variables involved, including uncertainties surrounding any future legislative or administrative action to repeal, replace or significantly modify the Health Reform Law, we are unable to predict the net effect of the Health Reform Law.

Licensure and certification. In order to receive Medicare reimbursement, we must meet applicable conditions for coverage set forth by the Department of Health and Human Services (HHS) for the facility and service type and also comply with state and local laws and regulations, all of which are subject to change from time to time. Each of our existing surgery centers are certified as Medicare providers or suppliers. Our ASC services are subject to periodic Medicare certification surveys. Additional licensure, certification, or accreditation requirements may apply. For example, state licensing of ASCs is required to operate of each of our surgery centers and to participate in federally-funded programs, such as Medicare and Medicaid. Our facilities are also subject to federal, state and local laws addressing issues such as occupational safety, employment, medical leave, insurance regulations, civil rights and discrimination and medical waste and other environmental issues.

Our affiliated physicians participate in Medicare. In addition, every state imposes licensing requirements on individual physicians, and many states impose licensing requirements on facilities and services operated and owned by physicians. Certain non-physician practitioners, including physician assistants and nurse practitioners (sometimes referred to as “midlevel practitioners”), may also

Item 1. Business - (continued)	Table of Contents

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

When our services are covered by multiple payors, financial responsibility is to be allocated among the payors in a process known as coordination of benefits (COB). The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases, the government payor can be billed as a “secondary payor” only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. If multiple payors reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled, we are obligated to process a refund.

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

Violations may result in criminal penalties or fines of up to $100,000, imprisonment for up to five years, and substantial civil penalties for each violation, plus three times the amount claimed. Civil monetary penalties, including those for violations of the federal Anti-Kickback Statute and those imposed under the FCA, are adjusted annually based on updates to the Consumer Price Index and were recently increased under the Bipartisan Budget Act of 2018. In addition, violations may result in exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reduction in revenues and would have a material adverse effect on our business. The Health Reform Law provides that submission of a claim for services or items generated in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act (FCA).

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

Item 1. Business - (continued)	Table of Contents

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

Prohibition on certain self-referrals and physician ownership of healthcare facilities. The federal physician self-referral law, commonly referred to as the Stark Law, prohibits a physician from making a referral for a designated health service to an entity if the physician or a member of the physician’s immediate family has a financial relationship with the entity, unless an exception applies. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, substantial civil money penalties per prohibited service provided and a separate penalty for a circumvention scheme. These penalties are adjusted annually based on updates to the Consumer Price Index. In addition, violations may result in exclusion from participation in the Medicare and Medicaid programs. Exclusion of our surgery centers or physician groups from these programs could result in significant loss of revenues and could have a material adverse effect on us. Further, failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. The Stark Law applies to referrals involving the following services under the definition of “designated health services”: clinical laboratory services; physical therapy services; occupational therapy services; radiology and imaging services; radiation therapy services and supplies; durable medical equipment and supplies; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices and supplies; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. CMS has issued final regulations interpreting the Stark Law that help clarify the requirements of the exceptions to the Stark Law, but it is difficult to determine how the government will interpret many of these exceptions for enforcement purposes.

A number of provisions of the Stark Law implementing regulations limit how the Stark Law affects ASCs. Under these regulations, services that would otherwise constitute a designated health service, but that are paid by Medicare as a part of the surgery center

Item 1. Business - (continued)	Table of Contents

payment rate, are not a designated health service for purposes of the Stark Law. The so-called ASC exemption to the Stark Law also applies to any radiology and imaging procedures that are integral to a covered ASC surgical procedure and that are performed immediately before, during, or immediately following the surgical procedure (that is, on the same day). Similarly, CMS has excluded from the Stark Law definition of “outpatient prescription drugs” any drugs that are integral to an ASC procedure and are “covered as ancillary services” under the revised ASC payment system. The Stark Law continues to prohibit a physician-owned ASC from furnishing outpatient prescription drugs for use in a patient’s home. In addition, there is a Stark Law exception covering implants, prosthetics, implanted prosthetic devices and implanted durable medical equipment provided in a surgery center setting under certain circumstances. Because of these exemptions, we believe the Stark Law does not prohibit physician ownership or investment interests in our surgery centers to which they refer patients.

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

The FCA may be enforced by the federal government directly, or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus substantial mandatory civil penalties for each separate false claim. These penalties are adjusted annually based on updates to the Consumer Price Index. A private plaintiff who brings a qui tam lawsuit may receive a share of any settlement or judgment.

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

Item 1. Business - (continued)	Table of Contents

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

Healthcare investigations. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral relationships and billing practices. The Health Reform Law includes additional federal funding of $350 million over 10 years to fight healthcare fraud, waste and abuse, which includes $10 million for federal fiscal year (FFY) 2018. From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare billings and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are not aware of any current governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers, even if it does not result in a determination of a liability, could result in significant expense to us, as well as adverse publicity.

Privacy and security requirements. There are currently numerous legislative and regulatory initiatives at the state and federal levels addressing the privacy and security of patient health and other identifying information. The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable protected health information and require “covered entities,” including healthcare providers, to implement administrative, physical and technical safeguards to protect the security of such information. Violations of the regulations may result in criminal penalties and substantial civil penalties. These penalties are adjusted annually based on updates to the Consumer Price Index. HHS enforces HIPAA and is required to perform compliance audits. State attorneys general are also authorized to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. A covered entity may be subject to penalties as a result of a business associate (an entity that handles individually identifiable health information on behalf of a covered entity) violating HIPAA if the business associate is found to be an agent of the covered entity. Business associates are also directly subject to certain provisions of the HIPAA security and privacy regulations and may be penalized for violations of the regulations. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days following discovery of the breach by the covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. There is a presumption that all non-permitted uses or disclosures of unsecured protected health information are breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

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

EMTALA. Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986 (EMTALA), which prohibits “patient dumping” by requiring hospitals and hospital EDs and others to assess and stabilize any patient presenting to the hospital’s ED or urgent care center requesting care for an emergency medical condition, regardless of the patient’s ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in exclusion of the offending physician from the Medicare and Medicaid programs and civil monetary penalties. These penalties increased are adjusted annually based on changes to the Consumer Price Index.

Item 1. Business - (continued)	Table of Contents

Fee-splitting; Corporate practice of medicine. We employ or contract with physicians or physician‑owned PCs to deliver physician services to our customers and their patients. We frequently enter into management services contracts with these physicians and PCs pursuant to which we provide billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by lay entities or persons, the “corporate practice of medicine,” and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment. In addition, various state laws also generally prohibit the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare, such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel, may implicate the restrictions on the corporate practice of medicine or fee-splitting. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. In most instances within our surgery center business, the physicians and physician group practices whose members perform procedures at our surgery centers are not affiliated with us, other than through the physicians’ ownership in the entity that owns the surgery centers and through any service agreements we have with the physicians. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

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

Employees

As of December 31, 2017, we and our affiliated entities employed or contracted with approximately 69,300 persons, approximately 46,200 of whom were full-time employees or contractors and 23,100 of whom were part-time employees or contractors. We employ or contract with approximately 16,800 employees performing various clinical support and corporate functions. We lease the services of approximately 800 full-time employees and 400 part-time employees from entities affiliated with the physician partners in our ASCs.

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

Intellectual Property

We have registered the trademarks for certain of our businesses, including Envision Physician Services and AmSurg. We have also registered the trademarks for certain logos used in the marketing of our businesses, including Envision Healthcare, Envision Physician Services and AmSurg. Generally, registered trademarks have perpetual life, provided that they are renewed on a timely basis and continue to be used properly as trademarks. We have also developed proprietary software that we protect through copyrights or contractual provisions and confidentiality procedures and agreements, including our EmComp, EmBillz and MEDS applications. Other than the intellectual property described above, we do not believe our business is dependent to a material degree on patents, copyrights, trademarks or trade secrets. Other than licenses to commercially available software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Item 1. Business - (continued)	Table of Contents

Insurance

Given the nature of the services we provide, we are subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional and general liability loss risks are being provided by a third-party insurer that is fully reinsured by our wholly owned captive insurance company. In addition, our wholly owned captive provide coverage for a substantial portion of our employee workers' compensation claims. The assets, liabilities and results of operations of our wholly owned captive insurance company subsidiary are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third-party insurers for certain of our owned practices and certain of our employed and affiliated physicians.

Our reserves for our professional and general liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of these liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically re-evaluate our accruals for our professional and general liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

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

Our Board reviews the effectiveness of our corporate compliance program on an annual basis. The Compliance and Quality Committee of our Board also meets regularly to provide oversight of our Compliance Program. Our corporate compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve, and in compliance with all applicable laws and policies. Notwithstanding the foregoing, we audit compliance with our Compliance Program on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

Item 1. Business - (continued)	Table of Contents

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

Corporate Integrity Agreements

When the U.S. Government settles a case involving allegations of billing or contracting misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement (“CIA”) with the OIG for a set period of years. As a condition of settlement of a government investigation against our Rural/Metro Corporation subsidiary, our medical transportation operations were previously subject to a CIA requiring that we maintain a corporate compliance program. Rural/Metro was released from its obligations under the CIA in January 2018. On December 19, 2017, in connection with the resolution of the DOJ's investigation into physician services provided by the Company’s EmCare subsidiary at hospitals affiliated with Health Management Associates, Inc., the Company entered into a CIA with respect to its physician services business. The CIA provides that we will maintain, over a five-year term, a corporate compliance program with oversight of our emergency department and hospitalist medicine physician service lines that includes oversight, reporting, policy, screening and monitoring obligations, certain of which have been previously implemented through our existing compliance program, as described above.

Among the expanded requirements to be implemented pursuant to the physician services CIA are the following: (i) additional contracting procedures to comply with the federal Anti-Kickback Statute, (ii) independent review of emergency and hospitalist medicine facility contracting, (iii) notification to the OIG of government investigations or legal proceedings, and (iv) reporting of overpayments and other "reportable events" (as defined in the CIA). We will satisfy our obligations under the CIA through our ongoing compliance program, which is overseen by our Board and was developed to monitor compliance on a comprehensive basis across all service lines at the direction of our Chief Compliance Officer.

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

Seasonality

Historically, the impact of seasonal effects on our revenues and operating results has been dampened due to growth from acquisitions as well as our geographic diversification. Without giving effect to these growth and diversification factors and with the exception of emergency medicine and children's services, our net revenue would fluctuate based on the number of business days in each calendar quarter, because the majority of medical services provided by our anesthesiology, office-based practices and ambulatory surgery centers consist of scheduled procedures and office visits that occur during business hours. Our net revenue would also be impacted by unpredictable weather events such as snowstorms or hurricanes that reduce the number of days of operations as well as the number of patients. The timing, severity and geographical impact of influenza and other recurring viruses has also impacted revenues derived from our ED service line. Revenue in the fourth quarter was also be impacted by an increased utilization of services as patients try to utilize their healthcare benefits before they expire at year-end. In addition, we incur a significantly higher payroll tax expense during the first and second quarters due to a significant number of our employees exceeding the level of taxable wages for social security contributions during the second half of the year.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding the persons serving as our executive officers.

Name	Age	Experience

Christopher A. Holden	53
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

Karey L. Witty	53
Executive Vice President & Chief Operating Officer since October 2017. Previously, Mr. Witty served as Chief Executive Officer of Corizon Health, Inc., a leading provider of correctional healthcare services in the United States, from October 2015 through September 2017. Mr. Witty served as Chief Financial Officer of naviHealth from January 2014 until October 2015, and as Chief Financial Officer of HealthSpring from 2009 until 2012.

Randel G. Owen	58
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

Kevin D. Eastridge	52
Executive Vice President and Chief Financial Officer since October 2017 and Senior Vice President and Chief Accounting Officer from December 2016 until October 2, 2017. Prior to the Merger, Mr. Eastridge served as Senior Vice President of Finance of AmSurg from July 2008 through November 2016 and as Chief Accounting Officer from July 2004 through November 2016. Mr. Eastridge served in various capacities with AmSurg from March 1997 through July 2004, including Vice President of Finance and Controller.

Patrick B. Solomon	48
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

Craig A. Wilson	49
Senior Vice President, General Counsel and Secretary. Prior to the Merger, Mr. Wilson served as Senior Vice President, General Counsel and Secretary of EHH from May 2011 through November 2016. Mr. Wilson has served in various capacities with EHH and its predecessors and affiliates since March 2000.

Kenneth E. Zongor	42
Senior Vice President and Chief Accounting Officer since October 2017. Mr. Zongor has served as Chief Accounting Officer since October 2017. Previously, Mr. Zongor served as Senior Vice President of Financial Reporting, a post he held from July 2017 to October 2017. Prior to that, Mr. Zongor served as Vice President of Financial Reporting of AmSurg from September 2010 until December 2016 and in the same position with the Company from December 2016 until July 2017.

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

Risks Related to Our Business

We may fail to realize the anticipated benefits of the Merger. The success of the Merger will depend on, among other things, our ability to combine the legacy AmSurg and EHH businesses in a manner that facilitates continuing growth opportunities and realizes anticipated synergies, revenue and earnings growth projections. We expect to benefit from continuing operational synergies resulting from the consolidation of capabilities and elimination of redundancies, as well as greater efficiencies from increased scale and integration. Management also expects that we will enjoy other benefits, including expanded service offerings, cross-selling opportunities, and increased geographic reach of the combined businesses.

However, our management must successfully combine the legacy businesses of AmSurg and EHH in a manner that permits these cost savings, synergies and other benefits to be realized. While we were on target to achieve our previously announced cost synergy targets as of December 31, 2017, actual synergies may be lower than we currently expect, or may take longer to achieve than currently anticipated. In addition, we must achieve the anticipated savings, synergies and benefits without adversely affecting current revenues, earnings and investments in future growth. An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon our revenues, earnings, level of expenses and operating results, which may adversely affect the value of our common stock.

From time to time, we may conduct a strategic review of our business lines, and may pursue strategic initiatives in the future. Strategic initiatives could include divestitures, acquisitions, spin-offs, split-offs, strategic partnerships or joint ventures. Any strategic initiatives could involve implementation challenges, execution risks or other risks, or significantly change our business profile or strategies. Any such strategic initiatives could have an adverse impact on our revenues, earnings, cash flows and operating results, which may adversely affect the value of our common and preferred stock.

Combining the businesses of AmSurg and EHH may be more difficult, costly or time-consuming than expected, which may adversely affect our results and negatively affect the value of our common stock. Our management may face significant challenges in successfully integrating the AmSurg and EHH businesses, including in particular the physician services segment, integrating the organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. The integration may be complex and time consuming, and could require substantial resources and effort by management and others. The ongoing integration process may also disrupt our business or cause inconsistencies in standards, controls, procedures and policies that adversely affect our relationships with employees, business partners, customers and others with whom we have business or other dealings, or limit our ability to achieve the anticipated benefits of the Merger. In addition, any difficulties in integrating the businesses could harm our reputation. If we are unable to successfully combine the businesses of AmSurg and EHH in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely.

Changes to payment rates or methods of third-party payors, including government healthcare programs, changes to the laws and regulations that regulate payments for medical services, the failure of payment rates to increase as our costs increase, or changes to our payor mix, could adversely affect our operating margins and revenues. We provide physician services and ambulatory services primarily through fee for service payor arrangements. Under these arrangements, we collect fees directly or through our affiliated physicians or through the entities at which physician services are provided. We assume financial risks related to changes in third-party reimbursement rates and changes in payor mix. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including physician compensation, may not decrease proportionately. Further, we collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated with respect to ED physician services, because of legal requirements that hospitals screen and stabilize or transfer all ED patients seeking care for an emergency medical condition regardless of a patient’s ability to pay.

We depend primarily on private and governmental third-party sources of payment for the services provided to patients. The amount we receive for our services may be adversely affected by market and cost factors as well as other factors over which we have no control, including changes to the Medicare and Medicaid payment systems. Health reform efforts at the federal and state levels may increase the likelihood of significant changes affecting government healthcare programs and private insurance coverage. There is significant uncertainty regarding the future of the Health Reform Law, in particular, as the presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the law, its interpretation or its implementation.

Item 1A. Risk Factors - (continued)	Table of Contents

Government healthcare programs are subject to, among other things, statutory and regulatory changes, administrative rulings, interpretations and determinations concerning patient eligibility requirements, funding levels and the method of calculating payments or reimbursements, all of which could materially increase or decrease payments we receive from these government programs. Any such change that limits reimbursement amounts or practices could also significantly affect hospitals, and consequently affect our physician services operations or require us to renegotiate contractual arrangements with our health system clients. Further, Medicare reimbursement rates are increasingly used by private payors as benchmarks to establish commercial reimbursement rates and any adjustment in Medicare reimbursement rates may impact our reimbursement rates from such private payors as well.

As the Medicare program transitions away from fee for service payment models and toward value-based payment methodologies, we may be required to make additional investments to receive maximum Medicare reimbursement. For example, the Medicare Physician Quality Reporting System provides additional Medicare compensation to physicians who implement and report certain quality measures. Further, MACRA requires the establishment of the Merit-Based Incentive Payment System under which, beginning in 2019, physicians will receive payment incentives or reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. Other third party payors may also adopt value-based payment methodologies.

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

We are subject to decreases in our revenue and profit margin under our fee for service contracts and arrangements, where we bear the risk of changes in volume, payor mix and third-party reimbursement rates. In our fee for service arrangements, which represent substantially all of our revenues, we, or our affiliated physicians, collect the fees for physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third-party reimbursement rates, and patient volume. A substantial decrease in patient volume, an increase in the number of uninsured or underinsured patients or an increase in the number of patients covered by government healthcare programs, as opposed to commercial plans that have higher reimbursement levels, could reduce our profitability and adversely impact future growth. In some cases, our revenue decreases if our volume or reimbursement decreases, but our expenses, including physician compensation, may not decrease proportionately.

We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals in our ED specialty area is exacerbated because the law requires hospital EDs to treat all patients presenting to the ED seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital EDs because they frequently do not have a primary care physician with whom to consult.

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

Item 1A. Risk Factors - (continued)	Table of Contents

centers. Procedure volume at our surgery centers may be adversely impacted by economic conditions, high unemployment rates, natural disasters and physicians who no longer utilize our surgery centers and other factors that may cause patients to delay or cancel procedures. We can give you no assurances that we will be successful at increasing or maintaining procedure volumes, revenues and operating margins at our surgery centers.

Our revenue would be adversely affected if we lose existing contracts. A significant portion of our growth historically has resulted from increases in the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in our physician services segment was generated under contracts, including exclusive contracts. Our contracts with hospitals for physician services generally have terms of one to three years. Most of our contracts, including contracts with several of our significant client relationships, are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts on comparable or better terms, if at all, or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

Our physician services segment has several significant client relationships that result in a concentration of revenue. Although we negotiate and enter into separate contracts with facilities to which we deliver physician services, many facilities are affiliated with one another or owned and operated by the same entity. Although no single facility contract comprised more than 10% of our consolidated net revenue, we have several significant client relationships with groups of affiliated facilities that result in a concentration of revenue. During 2017 facilities affiliated with HCA Holdings Inc. (HCA) comprised approximately 20% of our consolidated net revenue. The loss or reduction of business from any of our significant client relationships could materially adversely affect the revenues and results of operations of our physician services segment.

We may not accurately assess the costs we will incur under new contracts. Many of our contracts in our physician services segment involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. Entering into new contracts in a number of our service lines may also negatively impact cash flow as we absorb various expenses before we are able to bill and collect revenue associated with the new contracts. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

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

In our ambulatory services segment, we also compete with other healthcare providers in recruiting physicians to utilize our surgery centers, for patients, and in contracting with managed care payors. In several of our markets, hospitals are directly recruiting physicians or groups of physicians as employees, including primary care physicians and physicians in the targeted specialties of our surgery centers, and restricting those physicians’ ability to refer patients to physicians and facilities not affiliated with the hospital. In

Item 1A. Risk Factors - (continued)	Table of Contents

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

We may enter into partnerships with payors and other healthcare providers, including risk-based partnerships under the Health Reform Law as currently enacted. If this strategy is not successful, our financial performance could be adversely affected. We have entered into strategic business partnerships with health systems and other large payors to take advantage of commercial opportunities in our facility-based physician services business. However, there can be no assurance that our efforts in these areas will continue to be successful. Moreover, joint venture and strategic partnership models may expose us to commercial risks that may be different from our other business models, including that the success of the joint venture or partnership may be only partially under our operational and legal control and the opportunity cost of not pursuing the specific venture independently or with other partners.

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

We have entered into, and in the future expect to enter into, risk-based partnerships and arrangements designed to encourage healthcare providers to assume financial accountability for outcomes and work together to better coordinate care for patients, both in the hospital and after discharge. Examples of such opportunities include CMS initiatives such as the CMS Bundled Payments for Care Improvement initiative, the Medicare Shared Savings Program and the Independence at Home Demonstration, as well as agreements entered into by our physician services business with health plans that include risk-based incentives tied to outcomes. We view entering

Item 1A. Risk Factors - (continued)	Table of Contents

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

Our physician services segment generally procures professional liability insurance coverage for its employed and affiliated medical professionals, and professional and corporate entities. A substantial portion of our professional liability loss risks are provided by third-party insurers, which is fully reinsured by our wholly owned captive insurance entity. In addition, our wholly owned captive provides stop loss coverage for our self-insured employee health benefits program related to our physician services segment. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Liabilities for claims incurred but not reported are not discounted. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows. Our liability to pay for our physician services segment's insurance program losses is partially collateralized by funds held through our wholly owned insurance captive, and letters of credit issued by our affiliates and, to the extent these losses exceed such collateral, or the limits of our insurance policies, we will be required to fund any remaining liabilities.

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

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business. We are subject to various federal, state, and local laws and regulations including, but not limited to, the Employee Retirement Income Security Act of 1974 (ERISA) and regulations promulgated by the Internal Revenue Service (IRS), the U.S. Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Retraining Notification Act, and other regulations related to working conditions, wage‑hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly-implemented laws and regulations.

In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the

Item 1A. Risk Factors - (continued)	Table of Contents

future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.
In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we will incur in respect of our liability risks. The estimation of professional liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. Our reserves are based on historical claims, demographic factors, sector trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our consolidated financial statements. The long-term portion of insurance reserves was $318.5 million as of December 31, 2017. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined.

We may make acquisitions which could divert the attention of management and may not be integrated successfully into our existing business. A portion of our growth has resulted from, and is expected to continue to result from, the acquisition of physician groups, surgery centers, and other healthcare providers and businesses. We may continue to pursue acquisitions to increase our presence in existing markets, enter new geographic markets and expand the scope of services we provide. In 2017, our physician services and ambulatory services segments completed 16 acquisitions for total purchase consideration of approximately $631.4 million. We have evaluated, and expect to continue to evaluate, possible acquisitions on an ongoing basis, and such acquisition targets may be of significant size and may involve operations in multiple jurisdictions. We cannot assure you that we will identify suitable acquisition candidates, acquisitions will be completed on acceptable terms or at all, our due diligence process will uncover all potential liabilities or issues affecting our integration process, we will not incur break-up, termination or similar fees and expenses, or we will obtain all necessary or expected consents from third parties. We cannot assure you that we will be able to integrate successfully the operations of any acquired business into our existing business. In particular, we may experience challenges relating to the retention of physicians and other healthcare professionals of our acquired businesses or the integration of such healthcare professionals. Furthermore, acquisitions in new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources becoming familiar with such requirements, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisition and integration of another business could divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations.

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

The high level of competition in our lines of business could adversely affect our contract and revenue base for our physician services and ambulatory services segments.

Physician Services. Physician staffing and related management services to hospitals and clinics are highly competitive. We compete with both national and regional enterprises such as Mednax Inc., Team Health, US Acute Care Solutions, U.S Anesthesia Partners, Fresenius, Schumacher Clinical Partners and California Emergency Physicians, some of which may have greater financial and other resources available to them, greater access to physicians or greater access to potential customers. Such competition could adversely affect our ability to obtain new facility contracts, retain existing contracts and increase or maintain profit margins. We also compete against local physician groups and self-operated facility-based physician services departments that also provide staffing and scheduling services. Many of these competitors provide healthcare services that are similar in scope to the services we provide. Moreover, in certain regions, some of our competitors have already established a significant network of physician groups and it may be more difficult for us to compete in such areas.

Item 1A. Risk Factors - (continued)	Table of Contents

Ambulatory Surgery Centers. The ASC business is highly competitive. We compete with health systems and other surgery centers in recruiting physicians to utilize our surgery centers, for patients and for the opportunity to contract with payors. We compete with public and private companies in the development and acquisition of ASCs, including Surgery Partners, Surgical Care Affiliates, United Surgical Partners, Inc. and various health systems. Further, many physician groups independently develop ASCs without a corporate partner.

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

Disruptions in our disaster recovery systems, management continuity planning or information systems could limit our ability to operate our business effectively, or adversely affect our financial condition and results of operations. Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

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

A successful challenge by tax authorities to our treatment of certain healthcare professionals as independent contractors or the elimination of an existing safe harbor could materially increase our costs relating to these healthcare professionals. As of December 31, 2017, we contracted with approximately 9,100 physicians and clinical personnel as independent contractors. Because we treat these providers as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments with respect to them, (iii) provide workers compensation insurance with respect to them (except in states that require us to do so for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to our employees. Our contracts with these healthcare professionals obligate them to pay these taxes and other costs. Whether these healthcare professionals are properly classified as independent contractors generally depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these healthcare professionals would support a challenge to our treatment of them as independent contractors. Under current federal tax law, however, if our treatment of these healthcare professionals is consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of taxes. However, if a challenge to our treatment of these healthcare professionals as independent contractors by federal or state taxing authorities were successful and these healthcare professionals were treated as employees instead of independent contractors, we could be liable for taxes, penalties and interest to the extent that these healthcare professionals did not fulfill their contractual obligations to pay those taxes. In addition, there are currently, and have been in the past, proposals made to

Item 1A. Risk Factors - (continued)	Table of Contents

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

We may write-off intangible assets, such as goodwill. As a result of purchase accounting for our various acquisition transactions, our balance sheet at December 31, 2017 contained intangible assets designated as either goodwill or intangibles totaling approximately $7.54 billion in goodwill and approximately $3.67 billion in intangibles. Acquisitions that result in the recognition of additional intangible assets would cause an increase in these intangible assets. On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized by us. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of intangible assets, including goodwill, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Our annual impairment test as of October 1, 2017 evaluated the allocated goodwill related to each of our reporting units - $2.14 billion for the ambulatory services reporting unit and $5.97 billion for the physician services reporting unit. As of the October 1, 2017 valuation, the fair value was substantially in excess of its carrying value for the ambulatory services reporting unit. For physician services reporting unit, the carrying value exceeded the fair value. Accordingly, under ASU No. 2017-04 we recorded a non-cash impairment charge of $500.0 million to reduce goodwill associated with the physician services reporting unit. Subsequent to the goodwill write-off the physician services segment’s carrying value was at fair value and the remaining goodwill associated with the physician services reporting unit was $5.41 billion. Any future adverse events or changes in our assumptions used in our analysis could require additional assessment since there is no excess of fair value over carrying value as of October 1.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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

Failure to timely or accurately bill for services could have a negative impact on our net revenue, bad debt expense and cash flow. Billing for healthcare services is an important but complex aspect of our business. In particular, the current practice of providing physician services in advance of payment or, in many cases, irrespective of the patient's ability to pay for such services, may have significant negative impact on our physician services segment's net revenue, bad debt expense and cash flow. We bill numerous and varied payors, such as self-pay patients, managed care payors and Medicare and Medicaid. These different payors typically have different billing requirements that must be satisfied prior to receiving payment for services rendered. Reimbursement is typically conditioned on our documenting medical necessity, the appropriate level of service and correctly applying diagnosis codes. Incorrect or incomplete documentation and billing information could result in non-payment for services rendered.

Additional factors that could complicate our ability to timely or accurately bill payors include:

•	disputes between payors as to which party is responsible for payment;

•	failure of information systems and processes to submit and collect claims in a timely manner;

•	variation in coverage for similar services among various payors;

•	our reliance on third-parties to provide billing services for certain of our service lines;

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and other procedures mandated by various payors; and

•	in connection with billing for physician services, failure to obtain proper physician credentialing and documentation in order to bill various payors.

To the extent that the complexity associated with billing for healthcare services we provide causes delays in our cash collections, we may experience increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debt expense.

Unfavorable changes in regulatory, economic and other conditions could occur in the states where our operations are concentrated. For the year ended December 31, 2017, Arizona, California, Florida, New Jersey and Texas accounted for approximately 62% of our physician services segment net revenue. This concentration increases the risk that, should our physician services segment programs in these states be adversely affected by changes in law or regulatory, economic and other conditions, our physician services segment revenue and profitability could materially decline. Furthermore, a natural disaster or other catastrophic event in one of these states could affect us more significantly than other companies with less geographic concentration.

Item 1A. Risk Factors - (continued)	Table of Contents

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

Risks Related to Our Substantial Indebtedness

Our substantial indebtedness may adversely affect our financial health and prevent us from making payments on our indebtedness. We have substantial indebtedness. As of December 31, 2017, we had total indebtedness, including capital leases, of approximately $6.41 billion, including $1.10 billion of our 5.625% Senior Unsecured Notes due 2022, $750.0 million of our 5.125% Senior Unsecured Notes due 2022, $550.0 million of our 6.25% Senior Unsecured Notes due 2024, and $3.96 billion of borrowings under the senior secured term loan facility (“Term Loan Facility”). In addition, as of December 31, 2017, after giving effect to approximately $186.2 million of letters of credit issued under the asset-based revolving credit facility (“ABL Facility”), we had capacity to borrow approximately $663.8 million under our $850.0 million ABL Facility, subject to availability requirements. As of December 31, 2017, we also had approximately $832.0 million in operating lease commitments. We anticipate that net proceeds from the divestiture of our medical transportation business, which is expected to be $2.1 billion, will be used to reduce our indebtedness outstanding under our Term Loan Facility. Following the completion of the divestiture of AMR, we expect our maximum available under the ABL Facility will be approximately $650.0 million.

The degree to which we are leveraged may have important consequences for holders of our common stock. For example, it may:

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

Despite our indebtedness levels, we, our subsidiaries and our affiliated professional corporations may be able to incur substantially more indebtedness, which may increase the risks created by our substantial indebtedness. We, our subsidiaries and our affiliated professional corporations may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our outstanding senior unsecured notes and the credit agreements governing the ABL Facility and the Term Loan Facility permit us to incur additional indebtedness, and do not fully prohibit our subsidiaries and our affiliated professional corporations from incurring indebtedness. If we are in compliance with certain incurrence ratios set forth in the credit agreements governing the ABL Facility and the Term Loan Facility and the indentures governing our outstanding senior unsecured notes, we, and our subsidiaries, may be able to incur substantial additional indebtedness, which may increase the risks created by our current substantial indebtedness. Our affiliated professional corporations are not subject to the covenants governing any of our indebtedness.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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

Item 1A. Risk Factors - (continued)	Table of Contents

market (adjusted for maximum reserves) for the applicable interest period (LIBOR) exceeds 0.75%, our indebtedness under the Term Loan Facility bears interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of December 31, 2017, assuming all ABL Facility revolving loans were fully drawn and LIBOR exceeded 0.75%; each percentage point increase in interest rates would result in an approximately $29.3 million increase in annual interest expense on the Senior Secured Credit Facilities. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

Risks Relating to our Common Stock

Anti-takeover provisions in our second amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control of our company and may affect the trading price of our common stock. Our second amended and restated certificate of incorporation and second amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, our second amended and restated certificate of incorporation and amended and restated by-laws collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide for the Company to be governed by Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which affords the Company certain antitakeover protections;

•
currently provide for a classified Board of Directors, which divides our Board of Directors into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new Board of Directors at an annual meeting;

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

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common if the provisions are viewed as discouraging takeover attempts in the future.

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

•	licensure, certification, enrollment in government programs and CON approval, including requirements affecting the operation, establishment and addition of services and facilities;

•	the necessity, appropriateness, and adequacy of medical care, equipment, and personnel and conditions of coverage and payment for services;

Item 1A. Risk Factors - (continued)	Table of Contents

•	quality of care and data reporting;

•	ownership of surgery centers;

•	operating policies and procedures;

•	qualifications, training and supervision of medical and support personnel;

•	fee-splitting and the corporate practice of medicine;

•	screening, stabilization and transfer of individuals who have emergency medical conditions;

•	workplace health and safety;

•	debt collection practices;

•	communications with patients and consumers;

•	anti-competitive conduct;

•	confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and other personal information and medical records; and

•	environmental protection.

If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including fines, damages, recoupment of overpayments, loss of licenses needed to operate, loss of enrollment and approvals necessary to participate in Medicare, Medicaid and other government and third-party healthcare programs, and exclusion from participation in Medicare, Medicaid and other government healthcare programs. Investors, officers and managing employees associated with entities found to have committed healthcare fraud may also be excluded from participation in government healthcare programs. Enforcement officials have numerous mechanisms to combat fraud and abuse. For example, they may bring civil actions under the Civil Monetary Penalty Law, which has a lower burden of proof than criminal statutes. Civil monetary penalties are adjusted annually based on updates to the Consumer Price Index and were recently increased under the Bipartisan Budget Act of 2018. Further, failure to bill properly for services or return overpayments and violations of other statutes, such as the federal Anti-Kickback Statute or the federal Stark Law, may be the basis for actions under the FCA or similar state laws.

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

Our relationships with referral sources and recipients, including healthcare providers, facilities and patients, are subject to the federal Anti-Kickback Statute and similar state laws. The federal Anti-Kickback Statute prohibits healthcare providers and others from knowingly and willfully soliciting, receiving, offering or paying, directly or indirectly, any remuneration in return for, or to induce, referrals or orders for services or items covered by a federal healthcare program. Many of the states in which we operate also have adopted laws, similar to the federal Anti-Kickback Statute, that prohibit payments to physicians in exchange for referrals, some of which apply regardless of the source of payment for care. The federal Anti-Kickback Statute and similar state laws are broad in scope and many of their provisions have not been uniformly or definitively interpreted by case law or regulations. Courts have found a violation of the federal Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, knowledge of the law or intent to violate the law is not required to establish a violation of the federal Anti-Kickback Statute.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in substantial civil penalties. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The Department is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

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

We are unable to predict the impact of health reform initiatives, including the Health Reform Law. Healthcare is subject to changing political, regulatory and other influences, which have resulted, and may continue to result, in reform initiatives that significantly impact healthcare providers. In particular, the Health Reform Law, as currently structured, expands coverage of uninsured individuals through the expansion of public programs and private sector health insurance reforms, and increases coverage of certain preventive services, including colonoscopies. We believe the Health Reform Law has resulted in an increased volume for certain procedures and in patients seeking care from us, but other provisions have reduced Medicare payments to ASCs and hospitals may indirectly impact payments received by our physician services business. In addition the Health Reform Law promotes efforts intended to transform Medicare from a passive volume-based payment system to an active purchaser of quality goods and services. ACOs, other coordinated care models and other efforts to promote value-based spending in Medicare and other programs may increase competition for patients and negatively impact our surgery centers and medical practices.

The President and certain members of Congress have indicated their intent to modify or repeal the Health Reform Law. In 2017, Congress eliminated the financial penalty associated with the individual mandate effective 2019, which may result in fewer individuals electing to purchase health insurance. Any government efforts related to health reform may have a material and adverse effect on our business, results of operations, cash flow, capital resources and liquidity. Moreover, the general uncertainty of health reform efforts, the Health Reform Law will be changed, and what and when alternative provisions if any, will be enacted may have a material and adverse impact our business, strategies, prospects, operating results or financial condition.

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

From time to time, the OIG and the Department of Justice have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. Our significant Medicare billings and joint venture arrangements involving physician investors may increase our exposure. We have, in past years, been the subject of investigations regarding its contracting processes and billing practices, ultimately resulting in two settlement agreements and CIAs. Our emergency department and hospitalist medicine service lines are currently subject to a CIA, which was established in connection with our final settlement with the DOJ on December 19, 2017 to resolve an investigation into emergency and hospitalist medicine facility contracting. In addition, our executives and managers, some of whom have worked at

Item 1A. Risk Factors - (continued)	Table of Contents

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

If we are unable to timely enroll our physician services segment providers in the Medicare and Medicaid programs, or if we do not fully comply with requirements to provide notice or reapply to various licensure or other certification authorities in connection with changes in our ownership structure or operations, our collections and revenues may be harmed. We are required to enroll our physician services segment providers who are not otherwise already enrolled with Medicare and Medicaid in order to bill these programs for the physician services they provide. With respect to Medicare, providers can retrospectively bill Medicare for services provided 30 days prior to the effective date of the enrollment. In addition, the enrollment rules provide that the effective date of the enrollment will be the later of the date on which the enrollment application was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and other applicable healthcare professionals within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. With respect to Medicaid, new enrollment rules and whether a state will allow providers to retrospectively bill Medicaid for services provided prior to submitting an enrollment application varies by state. Failure to timely enroll providers could reduce our physician services segment net revenue and have a material adverse effect on the business, financial condition or results of operations of our physician services segment.

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

Item 1A. Risk Factors - (continued)	Table of Contents

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

Item 1B. Unresolved Staff Comments: Not applicable.

Item 2.    Properties

Our principal executive offices are located in Nashville, Tennessee and Greenwood Village, Colorado. Our Nashville, Tennessee executive offices contain approximately 110,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring in 2030. Our Greenwood Village, Colorado office contains approximately 77,000 square feet of office space, which we lease from a third-party pursuant to an agreement with an initial term expiring 2030. Following the divestiture of AMR, our medical transportation business, we anticipate that the Greenwood Village property will be subleased to AMR and our principal executive offices will be located in Nashville, Tennessee. We also have regional offices in Plantation, Florida that contain an aggregate of approximately 222,000 square feet of office space, which we lease from a third-party pursuant to an agreement in which the initial term expires in 2029, and in Dallas, Texas that contain approximately 182,000 square feet of office space, which we lease from a third party pursuant to an agreement in which the initial term expires in 2024. We also lease and own additional office space for administrative, billing and other support functions for other regional operations and billing services. Our affiliated limited partnerships and limited liability companies lease space for their surgery centers ranging from approximately 1,000 to 25,000 square feet, with expected remaining lease terms ranging from 1 to 20 years. We believe our present facilities are sufficient to meet our current and projected needs and that suitable space is readily available should our need for space increase.

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

On December 19, 2017, we agreed to a final settlement with the Department of Justice to resolve the previously disclosed government investigation into physician services provided by our EmCare subsidiary at hospitals affiliated with Health Management Associates, Inc. We agreed to pay approximately $31 million to resolve all federal government civil claims related to this matter, avoiding further expense and potential distraction from protracted litigation. The settlement of the federal government’s claims does not constitute an admission or determination of improper conduct in the matter. In connection with the resolution of this matter, we agreed to enter into a CIA with the OIG, which is customary at the conclusion of many government healthcare investigations. For additional information regarding our obligations under the CIA, see "Item 1. Business- Corporate Compliance Program and Corporate Integrity Obligations."

On August 4, 2017, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee (M.D. Tenn.) against the Company and several of our officers and former officers alleging that we and the individual defendants violated the federal securities laws by making allegedly false and misleading statements and failing to disclose certain information. On September 29, 2017, and October 23, 2017, respectively, two purported class actions were filed in the same court making similar allegations. The Court subsequently consolidated these cases into a single action. On November 20, 2017, a shareholder filed a purported class action in the M.D. Tenn. against the Company and our Board. The plaintiff generally alleges that we and/or certain of our officers breached various fiduciary duties and violated the federal securities laws. On December 12, 2017, and December 15, 2017, respectively, two purported class actions were filed in the same court raising essentially the same allegations. We believe these claims are without merit and intend to vigorously defend these actions. Given the preliminary stage of these matters, we are unable to estimate the amount of potential damages, if any.

Item 4.    Mine Safety Disclosures: Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “EVHC” on the New York Stock Exchange.

From January 1, 2016 through December 1, 2016, the stock that traded was AmSurg Corp. common stock under the symbol “AMSG” on the Nasdaq Global Select Market. AmSurg was the accounting acquirer in the Merger. On December 2, 2016 our common stock began trading on the New York Stock Exchange under the symbol “EVHC.” The following table sets forth the high and low sales prices per share for the common stock for each of the quarters in 2016 and 2017, as reported on the Nasdaq Global Select Market and the New York Stock Exchange:

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
2016:
High	$78.88	$83.27	$81.34	$74.75
Low	$60.01	$72.03	$61.20	$57.32
2017:
High	$73.00	$64.00	$63.31	$45.97
Low	$60.96	$53.12	$42.50	$23.77

At February 14, 2018, there were approximately 38,700 holders of our common stock, including 775 stockholders of record. We have never declared or paid a cash dividend on our common stock. We intend to retain our earnings to finance the growth and development of our business and do not expect to declare or pay any cash dividends on our common stock in the foreseeable future. The declaration of dividends is within the discretion of our Board of Directors, subject to certain covenants contained in our debt instruments, which limit our ability to pay dividends, subject to certain exceptions.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
(d) Maximum
Number (or
Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or
Period	Purchased (1)	(or Unit)	Plans or Programs	Programs (2)
October 1, 2017 through
October 31, 2017	258	$43.60	—	$—
November 1, 2017 through
November 30, 2017	—	—	—	—
December 1, 2017 through
December 31, 2017	—	—	—	—
Total	258	$43.60	—	$—

(1)
During the three months ended December 31, 2017, we repurchased 258 shares with a value of approximately $10 thousand dollars to cover payroll withholding taxes in connection with the vesting of restricted stock awards under the Envision Healthcare Corporation 2014 Equity and Incentive Plan.

(2)
On September 17, 2017, the Board authorized a stock repurchase program that authorizes the Company to repurchase up to $250 million of its common stock. See “Management's Discussion & Analysis - Liquidity and Capital Resources” for further discussion of this authorization.

Item 6. Selected Financial Data	Table of Contents

The following tables summarize selected consolidated financial data and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein. We derived the consolidated statements of operations and consolidated statements of cash flows data for the years ended December 31, 2017, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from the consolidated financial statements included herein. We derived the consolidated statements of income and consolidated statements of cash flows data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 from audited historical AmSurg consolidated financial statements not included in this report. AmSurg was the accounting acquirer in the Merger. The historical consolidated financial statements of the Company reflect the operations of AmSurg for periods prior to the Merger, which occurred on December 1, 2016. Subsequent to the Merger, the Company's financial statements include the operations of AmSurg and EHH. The Merger was the primary reason for the changes in the selected financial data beginning in fiscal 2016 as compared to prior years due to the size and timing of the transaction. The selected financial data for 2014 includes the results of operations of Sheridan Healthcare, Inc. and its consolidated subsidiaries for the period from July 16, 2014 (the date AmSurg acquired Sheridan) through December 31, 2014. Our results of operations shown below may not be indicative of future results. Certain prior year amounts below have been reclassified to reflect the impact of discontinued operations.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions, except per share amounts)
Consolidated Statement of Operations Data:
Net revenue (1)	$7,819.3	$3,497.9	$2,566.9	$1,621.9	$1,057.2
Operating expenses	7,649.9	3,157.4	2,002.3	1,238.0	730.0
Net gain (loss) on disposals and deconsolidations (2)	(2.4)	5.7	36.7	3.4	2.2
Equity in earnings of unconsolidated affiliates	22.2	23.7	16.2	7.1	3.2
Operating income	189.2	369.9	617.5	394.4	332.6
Interest expense, net	231.1	142.4	121.5	83.3	29.5
Debt extinguishment costs	—	30.3	—	16.9	—
Other income, net	11.0	1.0	—	—	—
Earnings (loss) from continuing operations before income taxes	(30.9)	198.2	496.0	294.2	303.1
Income tax expense (benefit) (3)	(496.8)	(3.3)	113.8	48.1	48.7
Net earnings from continuing operations	465.9	201.5	382.2	246.1	254.4
Net earnings (loss) from discontinued operations (4)	(491.9)	4.0	(1.0)	(1.3)	7.1
Net earnings (loss)	(26.0)	205.5	381.2	244.8	261.5
Less net earnings attributable to noncontrolling interests	202.0	224.1	218.2	191.1	188.8
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(228.0)	(18.6)	163.0	53.7	72.7
Preferred stock dividends	(4.5)	(9.1)	(9.1)	(4.5)	—
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(27.7)	$153.9	$49.2	$72.7

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of tax	$259.4	$(31.7)	$154.9	$50.8	$71.0
Earnings (loss) from discontinued operations, net of tax	(491.9)	4.0	(1.0)	(1.6)	1.7
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(27.7)	$153.9	$49.2	$72.7
Basic earnings (loss) per share attributable to Envision Healthcare Corporation common stockholders:
Net earnings (loss) from continuing operations	$2.19	$(0.54)	$3.22	$1.29	$2.27
Net earnings (loss)	$(1.96)	$(0.47)	$3.20	$1.25	$2.32
Diluted earnings (loss) per share attributable to Envision Healthcare Corporation common stockholders (5):
Net earnings (loss) from continuing operations	$2.14	$(0.54)	$3.18	$1.28	$2.22
Net earnings (loss)	$(1.93)	$(0.47)	$3.16	$1.24	$2.28
Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	118,397	59,002	48,058	39,311	31,338
Diluted (5)	120,943	59,002	51,612	39,625	31,954

Item 6. Selected Financial Data - (continued)	Table of Contents

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions)
Consolidated Balance Sheet and Cash Flow Data:
Cash and cash equivalents (6)	$312.2	$316.9	$106.7	$208.1	$50.8
Working capital (6)	996.5	955.3	151.8	278.1	121.2
Total assets (7)	16,572.6	16,708.9	6,499.3	5,446.6	2,167.1
Long-term debt and other long-term liabilities, net of deferred financing costs	6,413.2	5,892.6	2,405.6	2,267.2	597.9
Non-redeemable and redeemable noncontrolling interests (8)	829.4	839.7	647.0	602.8	539.1
Envision Healthcare Corporation stockholders’ equity	6,527.1	6,731.1	2,293.4	1,679.5	764.2
Cash flows provided by operating activities (9)	797.4	419.8	538.0	424.8	332.8
Cash flows used in investing activities	(982.1)	(303.7)	(1,016.8)	(2,225.1)	(98.7)
Cash flows provided by (used in) financing activities	205.3	108.8	377.4	1,957.6	(229.6)

(1)
Comparability of revenue is impacted by the Merger completed December 1, 2016, the acquisition of Sheridan completed July 16, 2014 and other acquisitions. See Note 4 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for the impact of acquisitions on net revenue.

(2)
The net gain on disposals and deconsolidations primarily results from transactions in which we have sold or contributed all or a portion of our equity interests into new unconsolidated investments, primarily in our ambulatory services segment. See Note 9 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	Includes a benefit of $596.6 million related to tax reform in 2017.

(4)	Amounts have been restated in 2016 for the medical transportation business and discontinued operations.

(5)	See Note 20 to the “Consolidated Financial Statements” included in Item 8 of this Form 10-K for a reconciliation of amounts used in diluted earnings per share for the years ended 2017, 2016 and 2015.

(6)	Excludes amounts related to discontinued operations.

(7)	Amount includes $2.75 billion and $3.04 billion related to assets held for sale as of December 31, 2017 and 2016, respectively.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

(9)	Amounts from cash flows include the operations related to the discontinued operations business for 2017 and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Table of Contents

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

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, ambulatory services and post-acute services. The Company was formed on June 10, 2016 for the purpose of effecting the Merger. Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger on December 1, 2016. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. While the Merger was a merger of equals of AmSurg and EHH, AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements reflect AmSurg’s results for the period from January 1, 2016 to November 30, 2016, and the Company’s results for the period from December 1, 2016 to December 31, 2016 and for the year ended December 31, 2017. The Company’s consolidated balance sheet as of December 31, 2016 reflects the full consolidation of EHH’s assets and liabilities. The Company accounted for the Merger using the acquisition method of accounting in accordance with accounting principles generally accepted in the United States of America (GAAP) and Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 805, “Business Combinations” (ASC 805).

Following the completion of the Merger, we had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment while the ambulatory services segment reflects AmSurg's ambulatory services segment. During 2017, the Board approved a plan to actively market and divest the American Medical Response (AMR) business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the years ended December 31, 2017 and 2016, those and assets and liabilities have been recorded as held for sale as of December 31, 2017 and December 31, 2016. The medical transportation business is no longer a separate reportable segment. On August 7, 2017, we executed a definitive agreement to sell the medical transportation business to an entity controlled by funds affiliated with KKR & Co. L.P. for approximately $2.40 billion in cash. The transaction is subject to regulatory approval and customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. We received a second request from the FTC asking for further information related to the transaction, and the buyer has agreed to certain divestiture remedies to address concerns raised by the FTC. We expect that the transaction will be completed during the first quarter of 2018.

Review of Strategic Alternatives

On October 31, 2017, we announced that the Board, in consultation with management and financial and legal advisors, had unanimously initiated a full review of a broad range of strategic alternatives to enhance shareholder value. The Board has not set a timetable for completion of its review. There can be no assurance that this review will result in a transaction or other alternatives of any kind, or if such strategic alternative does occur, that it will successfully enhance shareholder value.

Physician Services Overview

At December 31, 2017, we delivered physician services, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services, and children’s services to more than 1,800 clinical departments in healthcare facilities in 45 states and the District of Columbia, with a significant presence in Arizona, California, Florida, New Jersey and Texas. At December 31, 2017, we employed more than 25,200 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors primarily for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In certain cases, in addition to this primary form of reimbursement, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physician and health systems. At December 31, 2017, we operated 264 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 other affiliated physicians who utilize our centers. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and intend to continue to pursue such partnerships.

Health Care Reform and Government Sponsored Programs

Our physician services and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the year ended December 31, 2017, we derived approximately 28% of our physician services and 27% of our ambulatory services net revenue from governmental healthcare programs, primarily Medicare and Medicaid programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices and ASCs primarily in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

The payments we receive under government healthcare programs are often less than our standard charges for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These spending cuts, commonly referred to as “sequestration,” may not be more than 2% for a federal fiscal year (FFY). The sequestration cuts have been extended through FFY 2027. In addition, the Health Reform Law contains a number of provisions designed to reduce Medicare program spending. We cannot predict what other deficit reduction initiatives may be proposed by Congress.

Physician services payment. Medicare pays for physician services based upon the Medicare Physician Fee Schedule (MPFS), which contains a list of uniform payment rates. These payment rates are determined based on national relative value units (RVU), which CMS assigns to most medical procedures and services in an effort to capture the various resources required by a physician to provide the service relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense attributable to the service and malpractice insurance expense attributable to the service. The work, practice expense, and malpractice insurance elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. MACRA provides for an increase of 0.5% to the MPFS reimbursement rate for calendar year 2018, partially offset by various adjustments and policy updates. In 2018, after accounting for various adjustments, payment rates under the MPFS will be 0.41% more than 2017 payment rates.

In addition, MACRA required the establishment of the Quality Payment Program (QPP), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, as currently structured, performance data collected in 2017 will affect Medicare payments in 2019, and performance data collected in 2018 will affect Medicare payments in 2020. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (Advanced APM) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2024 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (MIPS) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions of up to 5% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of EHRs. The adjustment percentage will increase incrementally, up to 9%, by 2022. MIPS consolidates components of several previously established physician incentive programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program.

ASC payments. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to HOPD payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. For 2017, CMS increased ASC reimbursement rates by 1.9%, which did not have a significant impact on our 2017 ambulatory services revenues. However, based on our current procedure mix, the impact of these rate adjustments resulted in a reduction in our ambulatory services revenue of approximately $2.5 million in 2017. For 2018, CMS increased ASC reimbursement rates by 1.2%, which we believe will positively impact our 2018 ambulatory services revenue by approximately $5.6 million based on our current procedure mix.

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

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures. However, the future of the Health Reform Law is uncertain as a result of efforts by the presidential administration and certain members of Congress to repeal, revise or replace the Health Reform Laws, its implementation or its interpretation through legislative or executive action. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 2019, which may decrease the number of individuals who elect to purchase health insurance. The impact of repeal or any such changes to the Healthcare Reform Law on the healthcare industry and our business is unknown, other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

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

Agreements in our physician services segment with professional associations or corporations (PCs) provide that the term of the arrangements is permanent, subject only to termination by us, except in the case of gross negligence, fraud or bankruptcy by us. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by us in the majority of our physician practices regardless of the state the PC operates. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at our sole discretion. The nominee shareholder is a medical doctor who is generally a senior corporate employee for us. We have a contractual right to transfer the ownership of the PCs at any time to any person we designate as the nominee shareholder. We have the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. We have exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and have established guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of our wholly owned subsidiaries. Based on the provisions of these agreements, we have determined that the PCs are variable interest entities and that we are the primary beneficiary as defined in ASC 810 “Consolidations.”

Within our ambulatory services segment, consolidation of our LLCs and LPs is generally necessary as our wholly owned subsidiaries have primarily 51% or more of the financial interest, are generally the general partner or majority member with all the duties, rights and responsibilities thereof, are responsible for the day-to-day management of the LLCs and LPs and thereby control the most significant economic activitites. The responsibilities of our noncontrolling partners (limited partners and noncontrolling members) are to supervise the delivery of medical services, with their rights being restricted to those that protect their financial interests, such as approval of the acquisition of significant assets or the incurrence of debt which they are generally required to guarantee on a pro rata basis based upon their respective ownership interests. Intercompany profits, transactions and balances are eliminated. We also have ownership in LLCs and LPs that we do not consolidate, regardless of the existence of a variable interest, as we are not the primary beneficiary of these entities due to the lack of power to direct the activities that most significantly impact the entities' economic performance.

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

Upon the occurrence of various fundamental regulatory changes, we would be obligated under the terms of certain of our partnership and operating agreements from our ambulatory services segment to purchase the noncontrolling interests in a substantial amount of our partnerships. We believe that the likelihood of a future change in current law that would trigger such purchases was remote as of December 31, 2017, and the occurrence of such regulatory changes is outside of our control. As a result, these noncontrolling interests that are subject to this redemption feature are not included as part of our equity and are classified as noncontrolling interests – redeemable on our consolidated balance sheets.

ASC profits and losses are allocated to our partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of our ASC partnerships typically are organized as general partnerships, limited partnerships or limited liability companies that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the center in which it is a partner. Accordingly, the earnings attributable to noncontrolling interests in each of our consolidated partnerships are generally determined on a pre-tax basis. Total net earnings attributable to noncontrolling interests are presented after net earnings (loss). However, we consider the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings (loss) on which we must determine our tax expense. In addition, distributions from the partnerships are made to both our wholly owned subsidiaries and the partners on a pre-tax basis.

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

Revenue Recognition

Our revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services to patients of the healthcare facilities and communities we serve and from facility fees for the procedures performed at our surgery centers. Contract revenue represents income earned from our hospital customers to supplement payments from third-party payors.

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

Contract and other revenue primarily represents income earned from healthcare facilities and medical centers to supplement third-party and patient reimbursement and contract staffing assignments. The transaction price for these arrangements may be fixed or variable, with determination periods ranging from one month to 18 months. In these instances, we expect to estimate variable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

compensation at contract commencement and recognize revenue monthly on a straight-line basis, which correlates with the performance obligation to stand ready.

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

Due to the nature of our ambulatory services segment operations, we are required to separate the presentation of the bad debt expense on our consolidated statements of operations. We record the portion of our bad debts associated with our physician services segment as a component of net revenue in our consolidated statements of operations, and the remaining portion, which is associated with our ambulatory services segment, is recorded as a component of other operating expenses in our consolidated statements of operations. The bifurcation is a result of our ability to assess the ultimate collection of the patient service revenue associated with our ambulatory services segment before services are provided. Our ambulatory services segment is generally able to verify a patient's insurance coverage and ability to pay before services are provided as those services are pre-scheduled and non-emergent. Our ability to accurately estimate contractual adjustments is dependent upon and supported by the fact that our surgery centers perform and bill for limited types of procedures, that the range of reimbursement for those procedures within each surgery center specialty is very narrow and that payments are typically received within 15 to 45 days of billing. In addition, our surgery centers are not required to file cost reports, and therefore, we have no risk of unsettled amounts from governmental third-party payors. Except in certain limited instances, these estimates are not, however, established from billing system-generated contractual adjustments based on fee schedules for the patient’s insurance plan for each patient encounter. Bad debt expense for ambulatory services is included in other operating expenses and was $25.2 million, $24.5 million and $21.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

While we believe that our allowances for contractual adjustments, provision for uncollectibles and bad debt expense are adequate, if the actual contractual adjustments and write-offs are in excess of our estimates, our results of operations may be overstated. During the years ended December 31, 2017, 2016 and 2015, we had no significant adjustments to our allowances for contractual adjustments, provisions for uncollectibles and bad debt expense related to prior periods. At December 31, 2017 and 2016, our allowances for doubtful accounts were $2.55 billion and $584.0 million, respectively. The significant increase in the allowance is primarily a result of the Merger, which represents $1.87 billion and the related higher concentration of uninsured patients from EHH's historical business mix and from the operations of recent acquisitions completed during 2016 and 2017.

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

Intangible Assets

Goodwill is evaluated annually for impairment during our fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Effective October 1, 2017 we elected to early adopt ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge (Step 2). Under the new guidance, we evaluate assets for potential impairment, and then determine goodwill impairment by comparing the reporting unit's fair value to its carrying value. A goodwill impairment loss is recognized in an amount equal to the excess of the reporting unit's carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.

Our annual impairment test as of October 1, 2017 evaluated the allocated goodwill related to each of our reporting units - $2.14 billion for the ambulatory services reporting unit and $5.97 billion for the physician services reporting unit. As of the October 1, 2017 valuation, the fair value was substantially in excess of its carrying value for the ambulatory services reporting unit. For the physician services reporting unit, the carrying value exceeded the fair value. Accordingly, under ASU No. 2017-04 we recorded a non-cash impairment charge of $500.0 million to reduce goodwill associated with the physician services reporting unit. Subsequent to the goodwill write-off, the physician services segment’s carrying value was at fair value and the remaining goodwill associated with the physician services reporting unit was $5.41 billion.

To perform this evaluation, we obtained valuations at the reporting unit level prepared by third-party valuation specialists which utilized a combination of the income and market approaches. The discounted cash flow (DCF) model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans aligned with our provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of our control, provide our best estimate of all assumptions applied within the DCF model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining our fair value under the market approaches, we include a control premium, which was based on observable market data and a review of selected transactions of companies that operate in our sector. To corroborate our analysis, we also reconciled the fair value of our reporting unit with our equity market capitalization and enterprise values to determine if it is reasonable compared to the external market indicators. While we believe that all assumptions utilized in our testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market. Any future adverse events or changes in our assumptions could require additional assessment since the fair value equaled carrying value as of October 1, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Subsequent to the date of our annual impairment test, we considered our operating results for the fourth quarter of 2017, macroeconomic, industry and market conditions, and other market indicators including our market capitalization. Based on our evaluation of all such factors, we concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of our reporting units below their carrying values.

We test our finite-lived intangibles, other than goodwill, for impairment whenever events or circumstances indicate that it is more likely than not that the carrying amount may not be recoverable. Our policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value. To determine whether it is more likely than not that the carrying amount may not be recoverable, we assessed various factors including, but not limited to, our financial performance, any contemplated strategic changes to our lines of business, or any changes to the macroeconomic environment in which we operate. During the year ended December 31, 2017, there were no events or circumstances that indicated a potential impairment in our finite-lived intangibles.

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

Accrued Professional Liabilities

Given the nature of the services we provide, we are subject to professional and general liability claims and related lawsuits in the ordinary course of business. We maintain insurance with third-party insurers generally on a claims-made basis, subject to self-insured retentions, exclusions and other restrictions. A substantial portion of our professional and general liability loss risks are being provided by a third-party insurer that is fully reinsured by our wholly owned captive insurance companies. In addition, our wholly owned captives provide coverage for a substantial portion of our employee workers' compensation claims. The assets, liabilities and results of operations of our wholly owned captive insurance company subsidiaries are included in our consolidated financial statements.

The liabilities for self-insurance include estimates of the ultimate costs related to both reported claims on an individual and aggregate basis and unreported claims. We also obtain professional liability insurance on a claims-made basis from third-party insurers for certain of our owned practices and certain of our employed and affiliated physicians.

Our reserves for our professional and general liability claims within the self-insured retention are based upon periodic actuarial calculations. Our reserves for losses and related expenses represent estimates involving actuarial and statistical projections, at a given point in time, of our expectation of the ultimate resolution plus administration costs of the losses that we have incurred. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuarial firm. The independent actuarial firm performs studies of projected ultimate losses on an annual basis and we utilize these actuarial estimates to determine appropriate reserves. Liabilities for claims incurred but not reported are not discounted. The estimation of these liabilities is inherently complex and subjective, as these claims are typically resolved over an extended period of time, often as long as ten years or more. We periodically re-evaluate our accruals for our professional, automobile and general liabilities, and our actual results may vary significantly from our estimates if future claims differ from expected trends. The key assumptions used in our actuarial valuations are subject to constant adjustment as a result of changes in our actual loss history and the movement of projected emergence patterns as claims develop.

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

Income Tax Expense

The effective tax rate on pre-tax earnings (loss) as presented in the statements of operations is typically lower due to the inclusion of noncontrolling interests. However, after removing the earnings attributable to noncontrolling interests, our adjusted effective tax rate, excluding discrete items, was approximately 40% during 2017. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the Internal Revenue Code. Under the provisions of the Act, the U.S. corporate tax rate was decreased from 35% to 21% for tax years beginning after December 31, 2017. We have assessed the impact of the Act on our income tax provision for the year ended December 31, 2017 and as a result have recorded approximately $596.6 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted.

The Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018. These prospective changes include an increased limitation on deductibility of executive compensation, a limitation on the deductibility of interest expense, new rules surrounding meals and entertainment expense and fines and penalties. Also, while net operating losses generated in the future may be carried forward indefinitely under the new law, there is a limitation on the amount that may be used in any given year. The Act may also have an impact on projected future taxable income that could affect valuation allowance considerations. In addition to the Federal law, we await guidance from the states in which we file on how components of the Act may be treated in these jurisdictions.

The $596.6 million tax benefit represents what we believe is the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and we will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. We expect to complete the analysis no later than the fourth quarter of 2018.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the years ended December 31, 2017, 2016 and 2015. The operating results of EHH are included in our operating results effective December 1, 2016.

	2017	2016	2015
Net revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	72.0	58.9	52.4
Supply cost	2.8	5.7	7.2
Insurance expense	1.8	1.3	1.2
Other operating expenses	9.9	11.9	13.1
Transaction and integration costs	1.1	2.2	0.3
Impairment charges	6.4	6.3	—
Depreciation and amortization	3.7	3.9	3.8
Total operating expenses	97.8	90.3	78.0
Net gain (loss) on disposals and deconsolidations	—	0.2	1.4
Equity in earnings of unconsolidated affiliates	0.3	0.7	0.6
Operating income	2.4	10.6	24.1
Interest expense, net	3.0	4.1	4.7
Debt extinguishment costs	—	0.9	—
Other income, net	0.1	—	—
Earnings (loss) from continuing operations before income taxes	(0.4)	5.7	19.3
Income tax expense (benefit)	(6.4)	(0.1)	4.4
Net earnings from continuing operations	6.0	5.8	14.9
Discontinued operations:
Earnings (loss) from discontinued operations	(5.9)	0.2	(0.1)
Income tax (expense) benefit from discontinued operations	(0.4)	(0.1)	—
Net earnings (loss) from discontinued operations	(6.3)	0.1	—
Net earnings (loss)	(0.3)	5.9	14.9
Less net earnings attributable to noncontrolling interests	2.6	6.4	8.5
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(2.9)%	(0.5)%	6.4%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

We experienced significant changes in our consolidated operations during the year ended December 31, 2017 primarily due to the following factors:

•	our operating results for the year ended December 31, 2017 include the full year of operating results of EHH;

•	transaction and integration costs associated with the Merger;

•	additional interest expense and related charges associated with the debt refinancing completed as part of the Merger;

•	we completed acquisitions in both our physician services and ambulatory services segments; and

•	we experienced an increase in our same contract and same center growth during 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Net revenue increased $4.32 billion, or 123.5%, to $7.82 billion in 2017 from $3.50 billion in 2016. Our consolidated net revenue was impacted during 2017 primarily by the following:

•
an increase of $4.31 billion associated with our physician services segment driven primarily by a full period of results of operations received from the Merger in the current year, acquisitions completed in 2016 and 2017, increases in our same-contract growth and a full period of results after the consolidation of a partnership previously accounted for as an equity method investment through the second quarter of 2016; and

•
an increase of $8.7 million associated with our ambulatory services segment driven primarily by acquisitions completed in 2016 and 2017 and increases in our same-center growth offset by disposal and deconsolidation activity.

Operating income decreased $180.7 million, or 48.9%, to $189.2 million during the year ended December 31, 2017, from $369.9 million in 2016. Our operating income was impacted during the year ended December 31, 2017 primarily due to the following:

•	a full year's results from the Merger reflected in our 2017 results as compared to just one month in 2016;

•	additional operating income from acquisitions completed during 2016 and 2017;

•	an increase of $22.4 million associated our ambulatory services segment as the result of operations of recent acquisitions and same-center growth offset by disposal and deconsolidation activity;

•
a $500.0 million non-cash charge related to the goodwill impairment recorded within our physician services segment during the fourth quarter of 2017 and $221.3 million non-cash impairment charge related to our decision to rebrand our physician services segment and ceasing the use of the Sheridan trade name which occurred during the fourth quarter of 2016; and

•	transaction and integration costs totaling $88.7 million in 2017, most of which directly relate to the Merger compared to $76.3 million during 2016.

As a percentage of our consolidated net revenue, our physician services segment represented approximately 84% for the year ended December 31, 2017 as compared to 64% for the year ended December 31, 2016. As a result, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

Net interest expense increased to $231.1 million in the year ended December 31, 2017 from $142.4 million in 2016, primarily as a result of increased borrowings related to the Merger and to fund acquisitions. See “- Liquidity and Capital Resources” for additional information.

Other income increased to $11.0 million in the year ended December 31, 2017 from $1.0 million in 2016, primarily as a result of a legal settlement recognized within our ambulatory services segment of approximately $7.7 million.

We recognized an income tax benefit of $496.8 million for the year ended December 31, 2017, compared to income tax benefit of $3.3 million in the year ended December 31, 2016. Our reduction in tax expense for the year ended December 31, 2017, a significant portion of which is deferred, is due to the approximately $596.6 million benefit related to the Act and the impact of the goodwill impairment charge related to the physician services segment, most of which is not deductible.

Noncontrolling interests in net earnings for the year ended December 31, 2017 decreased $22.1 million from the year ended December 31, 2016, primarily due to recent disposal and deconsolidation activity offset, in part, by operations from noncontrolling interests in earnings at surgery centers added to operations during 2017 and 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

We experienced significant changes in our consolidated operations during the year ended December 31, 2016 primarily due to the following factors:

•	our operating results for the year ended December 31, 2016 include the operating results of EHH from December 1, 2016 through December 31, 2016;

•	transaction costs associated with the Merger;

•	additional interest expense and related charges associated with the debt refinancing completed as part of the Merger;

•	we completed acquisitions in both our physician services and ambulatory services segments; and

•	we experienced an increase in our same contract organic and same center growth during 2016.

Net revenue increased $931.0 million, or 36.3%, to $3.50 billion in 2016 from $2.57 billion in 2015. Our consolidated net revenue was impacted during 2016 primarily by the following:

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

Operating income decreased $247.6 million, or 40.1%, to $369.9 million during the year ended December 31, 2016, from $617.5 million in 2015. Our operating income was impacted during the year ended December 31, 2016 primarily due to the following:

•
a decrease of $195.0 million resulting substantially from the impairment charge experienced by our physician services segment associated with the Merger of approximately $221.3 million related to our decision to rebrand our physician services segment and cease the use of the Sheridan trade name which occurred during the fourth quarter of 2016. See Note 10 in Item 8 for additional information. This decrease was offset by additional operating income due to the Merger and acquisitions completed during 2015 and 2016;

•	a decrease of $52.6 million associated our ambulatory services segment as the result of deconsolidation activity offset in part by the operations of recent acquisitions and same-center growth; and

•	total charges of $76.3 million related to transaction and integration charges and $73.8 million directly related to the Merger.

As a percentage of our consolidated net revenue, our physician services segment represented approximately 64% for the year ended December 31, 2016 as compared to 52% for the year ended December 31, 2015. As a result, our consolidated operations compared to prior periods has changed as a percentage of net revenue in both individual operating expense categories as well as in our net earnings attributable to noncontrolling interests. See further discussion of specific operating expense categories within our discussion of each of our operating segments.

We recorded $30.3 million as debt extinguishment costs as a result of the Merger during the year ended December 31, 2016. The debt extinguishment costs incurred relate to the refinancing related to the Merger. See Notes 4 and 13 in Item 8 for additional information.

Net interest expense increased to $142.4 million in the year ended December 31, 2016 from $121.5 million in 2015, primarily as a result of increased borrowings related to the Merger and to fund acquisitions during 2016. See “- Liquidity and Capital Resources” for additional information.

We recognized an income tax benefit of $3.3 million for the year ended December 31, 2016, compared to income tax expense of $113.8 million in the year ended December 31, 2015. Our reduction in tax expense for the year ended December 31, 2016, a significant portion of which is deferred, is due to the tax impact of an impairment charge related to the Sheridan trade name, as well as significant transaction costs and debt extinguishment costs associated with the Merger. In addition, we released certain valuation allowances we had previously established against net operating loss carryforwards as a result of the occurrence of specific transactions during the year.

Noncontrolling interests in net earnings for the year ended December 31, 2016 increased $5.9 million from the year ended December 31, 2015, primarily as a result of noncontrolling interests in earnings at surgery centers added to operations during 2016.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Operations

Our physician services segment represents the combination of the historical physician services segment from AmSurg and the historical physician services segment from EHH. We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract, new contract, terminated contract and acquired contract revenues. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods. Terminated contracts reflect decreased revenue from contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth assuming the Merger had occurred on January 1, 2016, based on separately reported historical results.

	2017	2016	2015
Contribution to Net Revenue Growth:
Same contract	1.6%	4.9%	7.5%
New contract	6.5	3.1	4.5
Terminated contracts	(9.0)	(1.8)	(2.5)
Acquired contract and other (1)	9.5	34.5	14.9
EHH Physician Services (2)	—	26.1	—
Total net revenue growth	8.6%	66.8%	24.4%

Patient encounters per day (day adjusted) (3)	1.5%	3.7%	4.8%
Net revenue per encounter (3)	0.9	2.6	5.1
Same contract revenue growth (3)	2.4%	6.3%	9.9%

(1)	Includes net revenue growth related to the consolidation on July 1, 2016 of a previously unconsolidated affiliate of 5.5% in the year ended December 31, 2016.

(2)	Includes results of EHH for the period December 1, 2016 (the date of the Merger) through December 31, 2016.

(3)	Amount excludes the one month impact from EHH for the period December 1, 2016 (the date of the Merger) through December 31, 2016.

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

The following tables and comparisons to prior periods include the results of EHH effective December 1, 2016, the date of the Merger.

The following table summarizes our approximate payor mix as a percentage of net revenue and our approximate payor mix based on patient encounters for the periods indicated.

	Percentage of Net Revenue			Percentage of Total Volume
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Medicare	20%	15%	13%	33%	33%	36%
Medicaid	8	6	5	23	22	22
Commercial and managed care	55	68	71	31	34	33
Self-pay	2	1	1	13	11	9
Net fee for service revenue	85%	90%	90%	100%	100%	100%
Contract and other revenue	15	10	10
Net revenue for physician services	100%	100%	100%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Year Ended December 31,
	2017		2016		2015
Net revenue	$6,542.4	100.0%	$2,229.7	100.0%	$1,336.8	100.0%
Operating expenses:
Salaries and benefits	5,241.8	80.1	1,670.0	74.9	972.2	72.7
Supply cost	22.1	0.3	6.6	0.3	2.5	0.2
Insurance expense	136.9	2.1	38.9	1.7	24.3	1.8
Other operating expenses	520.9	8.0	164.8	7.4	95.9	7.2
Transaction and integration costs	79.8	1.2	49.0	2.2	6.6	0.5
Impairment charges	500.3	7.6	221.3	9.9	—	—
Depreciation and amortization	249.5	3.8	101.4	4.5	61.7	4.6
Total operating expenses	6,751.3	103.2	2,252.0	101.0	1,163.2	87.0
Net loss on disposals and deconsolidations	(11.0)	(0.2)	—	—	(6.5)	(0.5)
Equity in earnings (loss) of unconsolidated affiliates	(1.4)	—	4.1	0.2	9.7	0.7
Operating income (loss)	$(221.3)	(3.4)%	$(18.2)	(0.8)%	$176.8	13.2%

Year Ended December 31, 2017 Compared to December 31, 2016

Physician services net revenue increased $4.31 billion, or 193.4%, to $6.54 billion in the year ended December 31, 2017 from $2.23 billion in the year ended December 31, 2016. During the year ended December 31, 2017, our total growth in net revenue of our physician services segment resulted primarily from a full period of results of operations received from the Merger, which represented $4.16 billion and $347.9 million in 2017 and 2016, respectfully. Additionally, physician practices acquired in 2016 and 2017 contributed approximately $329.0 million. During the year ended December 31, 2017, we experienced an increase in net revenue as a result of same-contract growth which contributed approximately $25.5 million. We also experienced an increase in revenue of $82.8 million in the year ended December 31, 2017 due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016.

Salaries and benefits increased by $3.57 billion, or 213.9%, to $5.24 billion in the year ended December 31, 2017 from $1.67 billion in the year ended December 31, 2016. The increase during the year ended December 31, 2017 is primarily due to increased compensation costs resulting from the Merger, which contributed $3.46 billion and $274.1 million in 2017 and 2016, respectively. Additionally, we experienced an increase in both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. As a percentage of revenue, salaries and benefits increased due to the inclusion of EHH's physician services, which historically has a higher percentage of salaries and benefits as a percentage of revenue compared to that of the legacy AmSurg physician services.

Insurance expense increased $98.0 million, or 251.9%, to $136.9 million in the year ended December 31, 2017 from $38.9 million in the year ended December 31, 2016. The increase is primarily due to the inclusion of EHH and other acquisitions completed during the latter half of 2016 and during 2017.

Other operating expense increased $356.1 million, or 216.1%, to $520.9 million in the year ended December 31, 2017 from $164.8 million in the year ended December 31, 2016. The increase is primarily due to the inclusion of EHH, which contributed $334.6 million during 2017 and from acquisitions completed during the latter half of 2016 and during 2017.

Transaction costs were approximately $79.8 million for the year ended December 31, 2017 and $49.0 million for the year ended December 31, 2016, primarily resulting from the Merger, as well as our acquisitions of physician practices.

We recorded an impairment charge of $500.0 million during the year ended December 31, 2017 associated with our annual impairment test of goodwill. See Critical Accounting Polices and Note 10 within Part II of this Report for additional information. Impairment charges incurred during the year ended December 31, 2016 associated with the Merger of approximately $221.3 million relate to our decision to rebrand our physician services segment and cease the use of the Sheridan trade name, which occurred during the fourth quarter of 2016.

Depreciation and amortization for our physician services segment was approximately $249.5 million and $101.4 million for the years ended December 31, 2017 and 2016, respectively. The majority of the expense is a result of amortizable intangible assets related to our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

customer relationships with hospitals. The increase is primarily due to the inclusion of EHH, which contributed $134.2 million during 2017 and other acquisitions completed during the latter half of 2016 and during 2017.

In the year ended December 31, 2017, equity in earnings (loss) of unconsolidated affiliates decreased $5.5 million to a loss of $1.4 million compared to earnings of $4.1 million during the year ended December 31, 2016 due to the consolidation of an affiliate previously accounted for as an equity method investment through the second quarter of 2016.

Year Ended December 31, 2016 Compared to December 31, 2015

Physician services net revenue increased $892.9 million, or 66.8%, to $2.23 billion in the year ended December 31, 2016 from $1.34 billion in the year ended December 31, 2015. During the year ended December 31, 2016, our total growth in net revenue of our physician services segment resulted primarily from the Merger, which represented $347.9 million, and from physician practices acquired in 2015 and 2016, which contributed approximately $382.5 million. In addition, during the year ended December 31, 2016, we experienced an increase in net revenue as a result of same-contract growth which contributed approximately $66.1 million. We also experienced an increase in revenue of $74.1 million in the year ended December 31, 2016 due to the consolidation of a previously unconsolidated affiliate beginning July 1, 2016. Our same-contract revenue growth was 6.3% for the year ended December 31, 2016, which is reflective of a 3.7% increase in patient encounters and a 2.6% increase in revenue per patient encounter.

Salaries and benefits increased by $697.8 million, or 74.9%, to $1.67 billion in the year ended December 31, 2016 from $972.2 million in the year ended December 31, 2015. The percentage increase during the year ended December 31, 2016 is primarily due to increased compensation costs resulting from the Merger, which contributed $274.1 million, and both newly hired and existing physician and related staff to support growth in same-contracts and acquired contracts. During 2016, EHH's physician services salaries and benefits as a percentage of revenue were approximately 78%.

Insurance expense increased $14.6 million, or 60.1%, to $38.9 million in the year ended December 31, 2016 from $24.3 million in the year ended December 31, 2015. The percentage increase is primarily due to the Merger and acquisitions completed during the latter half of 2015 and during 2016.

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

We recorded an impairment charge incurred during the year ended December 31, 2016 associated with the Merger of approximately $221.3 million related to our decision to rebrand our physician services segment and cease the use of the Sheridan trade name, which occurred during the fourth quarter of 2016.

Depreciation and amortization for our physician services segment was approximately $101.4 million and $61.7 million for the years ended December 31, 2016 and 2015, respectively. The majority of the expense is a result of amortizable intangible assets related to our customer relationships with hospitals. The increase in amortization associated with customer relationships with hospitals during the year ended December 31, 2016 compared to the prior year period is a result of the Merger and other acquisitions completed in 2016.

Equity in earnings of unconsolidated affiliates decreased $5.6 million to $4.1 million in the year ended December 31, 2016 compared to earnings of $9.7 million during the year ended December 31, 2015 due to the consolidation of an affiliate previously accounted for as an equity method investment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Ambulatory Services Operations

The following table presents certain operating data of our ambulatory services segment for the years ended December 31, 2017, 2016 and 2015.

	2017	2016	2015
Procedures performed during the period at consolidated centers	1,715,595	1,721,399	1,729,262
Centers in operation, end of period (consolidated)	234	238	236
Centers in operation, end of period (unconsolidated)	30	22	21
Average number of continuing centers in operation (consolidated)	237	237	238
New centers added, during period	10	8	11
Centers merged into existing centers, during period	—	1	—
Centers disposed, during period	6	4	—
Surgical hospitals in operation, end of period (unconsolidated)	1	1	1
Centers under letter of intent, end of period	2	3	5
Average revenue per consolidated center (in thousands)	$5,392	$5,352	$5,168
Same center revenues increase, day adjusted (consolidated)	1.8%	4.3%	6.0%

Of the continuing centers in operation at December 31, 2017, 162 centers performed gastrointestinal endoscopy procedures, 55 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of how much our ambulatory services revenues grow from year to year for existing centers is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2017 same-center group constituting approximately 94% of our total number of consolidated centers, increased by 1.8% during the year ended December 31, 2017 compared to 2016. The increase was due to a 1.1% increase in procedures and a 0.7% increase in revenue per procedure as compared to the prior period.

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	December 31,
	2017		2016		2015
Net revenue	$1,276.9	100.0%	$1,268.2	100.0%	$1,230.1	100.0%
Operating expenses:
Salaries and benefits	385.6	30.2	390.6	30.8	372.2	30.3
Supply cost	200.6	15.7	191.8	15.1	181.8	14.8
Insurance expense	7.3	0.6	6.6	0.5	6.9	0.6
Other operating expenses	256.8	20.1	252.9	19.9	240.6	19.6
Transaction and integration costs	8.9	0.7	27.3	2.2	1.8	0.1
Depreciation and amortization	39.4	3.1	36.2	2.9	35.8	2.9
Total operating expenses	898.6	70.4	905.4	71.4	839.1	68.2
Net gain on deconsolidations	8.6	0.7	5.7	0.4	43.2	3.5
Equity in earnings of unconsolidated affiliates	23.6	1.8	19.6	1.5	6.5	0.5
Operating income	$410.5	32.1%	$388.1	30.6%	$440.7	35.8%

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Ambulatory services revenues increased $8.7 million, or 0.7%, to $1.28 billion, in the year ended December 31, 2017 from $1.27 billion in 2016. Our ambulatory services revenues during the year ended December 31, 2017 were impacted primarily by the following factors:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•
revenue growth of $16.8 million for the year ended December 31, 2017 recognized by our 2017 same-center group, reflecting a 1.8% increase in our 2017 same-center group attributable to a 1.1% increase in procedures and a 0.7% increase in revenue per procedure;

•	centers acquired in 2016, which contributed $14.8 million of additional revenues in the year ended December 31, 2017, due to a full year of contribution in 2017;

•	centers acquired or opened in 2017, which generated $13.0 million in revenues during the year ended December 31, 2017;

•
reduced revenue recognized during the year ended December 31, 2017 of $16.7 million resulting from the deconsolidation of centers previously consolidated as we sold all or a portion of our ownership interest. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•	reduced revenue recognized during the year ended December 31, 2017 of $20.4 million resulting from the disposal of centers that had a full year of operations during the year ended December 31, 2016.

Salaries and benefits expense decreased by $5.0 million, or 1.3%, to $385.6 million in the year ended December 31, 2017 from $390.6 million in 2016. The decrease is due to lower incentive compensation expense and lower corporate expense allocation related to the Merger in the 2017 period, as well as the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Supply cost increased $8.8 million, or 4.6%, to $200.6 million in the year ended December 31, 2017 from $191.8 million in the year ended December 31, 2016. Increased supply costs for the year ended December 31, 2017 is primarily due to the change in the mix and cost of certain procedures performed by our same-center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses increased $3.9 million, or 1.5%, to $256.8 million in the year ended December 31, 2017 from $252.9 million in the year ended December 31, 2016. The additional expense in 2017 resulted primarily from the following factors:

•	an increase of $6.4 million at our 2017 same-center group;

•	centers acquired or opened during 2016 and 2017, which resulted in an increase of $5.5 million;

•	disposal or deconsolidation of centers in the prior year, which resulted in a decrease of $8.9 million;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Depreciation and amortization expense increased $3.2 million, or 8.8%, in the year ended December 31, 2017, primarily as a result of centers acquired or opened during 2016 and 2017.

Equity in earnings of unconsolidated affiliates was $23.6 million in the year ended December 31, 2017 compared to $19.6 million in 2016. The increase in our earnings from equity method investments during the year ended December 31, 2017 is due to the consummation of one equity method investment during 2016 whereby we contributed one ASC to a joint venture with a health system, which was not fully reflected in 2016 results. Additionally, in 2017, we entered into two equity method investments. The increase in our earnings from equity method investments was partially off-set by the disposal of one equity method investment during the year ended December 31, 2017.

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

Equity in earnings of unconsolidated affiliates was $19.6 million in the year ended December 31, 2016 compared to $6.5 million in 2015. The increase during the year ended December 31, 2016, is due to the consummation of one equity method investment completed during the year ended December 31, 2016, and five separate equity method investments completed during the year ended December 31, 2015 we jointly own with a health system. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions, we obtained a noncontrolling interest in three additional centers and one surgical hospital which were contributed by the health systems.

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

Cash and cash equivalents attributable to continuing operations at December 31, 2017 and December 31, 2016 were $312.2 million and $316.9 million, respectively. In addition, included in current assets held for sale at December 31, 2017 and December 31, 2016 are cash and cash equivalents attributable to discontinued operations of $40.0 million and $14.7 million, respectively. The table below summarizes cash flow information derived from our statements of cash flows for the years ended December 31, 2017, 2016 and 2015 (in millions).

	Year Ended December 31,
	2017	2016	2015
Net cash provided by (used in):
Operating activities	$797.4	$419.8	$538.0
Investing activities	(982.1)	(303.7)	(1,016.8)
Financing activities	205.3	108.8	377.4

Operating activities. Net cash provided by operating activities for the year ended December 31, 2017 was $797.4 million, compared to $419.8 million for the year ended December 31, 2016. Additionally, net cash flow provided by operating activities, net of distributions to noncontrolling interests, for the year ended December 31, 2017 was $567.6 million, compared to $191.9 million for the year ended December 31, 2016. Cash flows from operations during the year ended December 31, 2017 were impacted by the following:

•	increased operating cash flow as a result of the Merger;

•	income tax payments of $24.5 million, which was $74.1 million lower in 2017 compared to 2016;

•	payments of transaction and integration costs primarily related to the Merger of $96.4 million; and

•	increase in interest payments by $192.4 million due to the Merger-related debt refinancing.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 30 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 240 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of allowance for bad debts as previously established in accordance with our policy for bad debt expense. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established allowances for bad debt to ensure that such allowances are adequate. At December 31, 2017, our physician services segment's net accounts receivable represented 71 days of revenue outstanding which is an increase from 63 days outstanding at December 31, 2016 (which excluded the results of EHH). The increase in days is due to including the impact of EHH's physician services business, which historically has a longer billing and collection cycle as it is primarily focused on emergency department services. The increase is also due in part to recent acquisitions completed during the year ended December 31, 2017, as it is not unusual for us to experience delays in our ability to bill for procedures until certain administrative procedures are finalized. Also, we are currently migrating the billing of certain contracts to new billing systems which we expect will improve efficiency in the billing cycle into 2018. As a result of this process, we are experiencing expected delays in our collections for our physician services.

As of December 31, 2017, we had insurance collateral of $86.2 million, which is comprised of restricted cash and available-for-sale securities that are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash used in investing activities was $982.1 million for the year ended December 31, 2017 compared to $303.7 million for the year ended December 31, 2016. The change was primarily related to the funding of acquisitions and capital expenditures that occurred during the year ended December 31, 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

During the year ended December 31, 2017, we had total acquisition and capital expenditures of $966.7 million, which primarily included:

•	$584.1 million for the acquisition of physician practices;

•	$47.3 million for the acquisition of interests in surgery centers;

•	$119.4 million for the acquisitions in our medical transportation business; and

•	$208.9 million for new or replacement property, excluding $4.3 million in new capital leases.

Financing activities. Net cash provided by financing activities was $205.3 million for the year ended December 31, 2017 compared to $108.8 million for the year ended December 31, 2016. For the year ended December 31, 2017, we had net proceeds from long-term borrowings of $460.2 million, which included gross proceeds of $801.9 million and payments of $341.7 million. Our proceeds primarily resulted from $500.0 million of incremental borrowings under our term loans that mature in 2023 (Term Loan B 2023) and from borrowings from the ABL Facility. We used the incremental borrowings from the Term Loan B 2023 to fund acquisitions, to repay amounts outstanding under the ABL Facility and to pay fees and expenses related to the financing.

During the year ended December 31, 2017, we received approximately $5.4 million from the exercise of stock options under our employee stock incentive plans and the tax benefit received from the exercise of those options and restricted stock that vested was approximately $2.0 million. During the year ended December 31, 2017, we repurchased approximately 135,872 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $9.5 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes us to repurchase up to $250 million of our common stock. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases will be made in accordance with the rules and regulations promulgated by the SEC and certain other legal requirements to which we may be subject. The program may be suspended or discontinued at any time, and has no time limit. As of December 31, 2017, we had made no repurchases under the stock repurchase program.

Our 5.25% mandatory convertible preferred stock, Series A-1 (Company Preferred Stock) paid dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. Dividends accrued and cumulated from the date of issuance and, to the extent lawful and declared by our Board, was paid on each January 1, April 1, July 1 and October 1 in cash or, at our election (subject to certain limitations), by delivery of any combination of cash and shares of common stock. During the year ended December 31, 2017, and prior to the mandatory conversion date of July 3, 2017, holders elected to convert 518,879 of our Company Preferred Stock to 941,294 shares of common stock. On the mandatory conversion date, the remaining 1,206,121 outstanding shares of Company Preferred Stock automatically converted to 2,188,024 shares of common stock. During the year ended December 31, 2017, our Board declared two dividends, each totaling $1.3125 per share in cash, or $2.3 million, to the holders of Company Preferred Stock. Following mandatory conversion date, no shares of our Company Preferred Stock were outstanding and all rights of the holders of our Preferred Stock, including dividend rights, terminated.

As of December 31, 2017, we had total indebtedness, including capital leases, of $6.41 billion, including $3.96 billion of Term Loan B - 2023, $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $56.4 million of other long-term indebtedness. As of December 31, 2017, there were no borrowings under our ABL Facility.

Term Loan B - 2023

As a result of the Merger, on December 1, 2016, we incurred term loan borrowings in an aggregate principal amount of $3.96 billion that mature on December 1, 2023 by assuming the term loan borrowings made in connection with the Merger through a wholly owned finance subsidiary of EHH immediately prior to the consummation of the Merger. Under the terms of the Term Loan Facility, the Term Loan B - 2023 bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At December 31, 2017, we had approximately $1.5 million in accrued interest associated with the Term Loan B 2023.

On June 23, 2017, we incurred incremental term loan borrowings in an aggregate principal amount of $500 million, maturing on December 1, 2023. The incremental amounts were borrowed pursuant to the Increase Supplement, dated as of June 23, 2017, which supplements our existing Amended and Restated Credit Agreement, dated as of December 1, 2016. The incremental borrowings bear interest at the same rate and have the same terms as our Term Loan B 2023.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

On August 7, 2017, we executed a definitive agreement to sell our medical transportation business for $2.40 billion in cash to an entity controlled by funds affiliated with KKR Co. L.P. Upon completion of the divestiture, under the terms of the Term Loan Facility, we are required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to ours within 365 days from the sale.

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

As of December 31, 2017, the maximum available under the ABL Facility was $850 million. As of December 31, 2017, letters of credit outstanding, which impact the available credit under the ABL Facility, were $186.2 million. Our borrowing capacity, after giving effect to the letters of credit, was $663.8 million as of December 31, 2017. These letters of credit primarily secure the obligations under our captive insurance program. At December 31, 2017, we had not drawn on the ABL. We anticipate that net proceeds from the divestiture of our medical transportation business, which is expected to be $2.1 billion, will be used to reduce our indebtedness outstanding under our Term Loan Facility. Following the completion of the divestiture of AMR, we expect our maximum available under the ABL Facility will be approximately $650.0 million.

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At December 31, 2017, we had approximately $28.5 million in accrued interest associated with the 5.625% 2022 Notes reflected in other accrued liabilities.

5.125% 2022 Notes

Upon completion of the Merger, we assumed $750.0 million aggregate principal amount of the 5.125% 2022 Notes, which were issued on June 18, 2014 by EEH. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1 through the maturity date on July 1, 2022. At December 31, 2017, we had $19.2 million in accrued interest associated with the 5.125% 2022 Notes.

6.25% 2024 Notes

Upon completion of the Merger, we completed a private offering of $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1 through the maturity date on December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At December 31, 2017, we had approximately $2.9 million in accrued interest associated with the 6.25% 2024 Notes.

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

Contractual Obligations and Other Commitments

The following schedule summarizes our contractual obligations by period as of December 31, 2017 (in millions):

	Payments Due by Period
		Less than			More than
Contractual obligations (1):	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt, including interest (2)	$8,129.7	$367.1	$721.1	$2,508.9	$4,532.6
Capital lease obligations, including interest	47.8	5.4	9.8	6.3	26.3
Operating leases, including renewal option periods (3)	832.0	96.3	167.9	157.7	410.1
Other (4)	16.0	6.8	6.2	3.0	—
Subtotal	9,025.5	475.6	905.0	2,675.9	4,969.0

Other commitments (1):
Guarantees of surety bonds	2.9	—	—	—	2.9
Letters of credit (5)	68.6	68.6	—	—	—
Subtotal	71.5	68.6	—	—	2.9
Total obligations and commitments	$9,097.0	$544.2	$905.0	$2,675.9	$4,971.9

(1)	These amounts do not include obligations directly attributable to discontinued operations.

(2)	Our long-term debt may increase based on future acquisition activity. We intend to either use our operating cash flow to repay our long-term debt or refinance such obligations as they come due.

(3)	Operating lease obligations do not include common area maintenance, insurance or tax payments for which we were also obligated.

(4)	Includes contingent consideration related to certain acquisitions, liability for unrecognized tax benefits and other purchase obligations of goods and services.

(5)	Letters of credit are primarily collateralized by our ABL Facility.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at December 31, 2017, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $29.3 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows in 2018.

The table below provides information as of December 31, 2017 about our long-term debt obligations based on maturity dates that are sensitive to changes in interest rates, including principal cash flows and related weighted average interest rates by expected maturity dates (in millions, except percentage data):

								Fair Value at
	Years Ended December 31,							December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	2017
Fixed rate	$11.9	$10.2	$6.6	$4.3	$1,852.9	$569.5	$2,455.4	$2,465.1
Average interest rate	3.9%	4.1%	4.4%	4.7%	5.4%	6.3%
Variable rate	$40.3	$40.2	$40.1	$40.1	$40.1	$3,756.5	$3,957.3	$3,957.3
Average interest rate	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%

Item 8. Financial Statements and Supplementary Data	Table of Contents

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Envision Healthcare Corporation
Nashville, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Envision Healthcare Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Merger of AmSurg Corp. and Envision Healthcare Holdings, Inc.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company was formed on June 10, 2016 for the purpose of effecting the merger of AmSurg Corp. and Envision Healthcare Holdings, Inc. On December 1, 2016, AmSurg Corp. and Envision Healthcare Holdings, Inc. completed the merger. The Company’s consolidated financial statements for 2016 reflect AmSurg Corp.’s consolidated financial statements for the period from January 1, 2016 to November 30, 2016 and the Company’s consolidated financial statements for the period from December 1, 2016 to December 31, 2016.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 1, 2018

We have served as the Company's auditor since 1992.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Balance Sheets (Dollars in millions, shares in thousands)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$312.2	$316.9
Insurance collateral	86.2	87.0
Accounts receivable, net of allowance of $2,554.5 and $584.0, respectively	1,405.8	1,297.8
Supplies inventory	22.7	23.4
Prepaid and other current assets	165.6	135.1
Current assets held for sale	2,751.8	551.1
Total current assets	4,744.3	2,411.3
Property and equipment, net	302.7	300.8
Investments in unconsolidated affiliates	156.7	114.7
Goodwill	7,536.1	7,584.0
Intangible assets, net	3,665.5	3,675.5
Other assets	167.3	134.2
Noncurrent assets held for sale	—	2,488.4
Total assets	$16,572.6	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$52.1	$46.6
Accounts payable	62.2	69.9
Accrued salaries and benefits	548.0	483.8
Accrued interest	52.1	51.4
Other accrued liabilities	281.6	253.2
Current liabilities held for sale	399.1	249.4
Total current liabilities	1,395.1	1,154.3
Long-term debt, net of deferred financing costs of $97.3 and $111.0, respectively	6,263.3	5,790.2
Deferred income taxes	1,089.3	1,343.7
Insurance reserves	318.5	278.9
Other long-term liabilities	149.9	102.4
Noncurrent liabilities held for sale	—	468.6
Commitments and contingencies
Noncontrolling interests – redeemable	187.1	182.9
Equity:
Preferred stock, $0.01 par value, 100,000 shares authorized, 0 and 1,725 shares issued and outstanding, respectively	—	0.1
Common stock, $0.01 par value, 1,000,000 shares authorized, 121,021 and 117,478 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	6,008.9	5,976.3
Retained earnings	521.2	753.7
Accumulated other comprehensive loss	(4.2)	(0.2)
Total Envision Healthcare Corporation equity	6,527.1	6,731.1
Noncontrolling interests – non-redeemable	642.3	656.8
Total equity	7,169.4	7,387.9
Total liabilities and equity	$16,572.6	$16,708.9

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (Dollars in millions, except earnings per share)

	Year Ended December 31,
	2017	2016	2015
Revenues	$12,177.5	$4,322.4	$2,833.0
Provision for uncollectibles	(4,358.2)	(824.5)	(266.1)
Net revenue	7,819.3	3,497.9	2,566.9
Operating expenses:
Salaries and benefits	5,627.4	2,060.6	1,344.4
Supply cost	222.7	198.4	184.3
Insurance expense	144.2	45.5	31.2
Other operating expenses	777.7	417.7	336.5
Transaction and integration costs	88.7	76.3	8.4
Impairment charges	500.3	221.3	—
Depreciation and amortization	288.9	137.6	97.5
Total operating expenses	7,649.9	3,157.4	2,002.3
Net gain (loss) on disposals and deconsolidations	(2.4)	5.7	36.7
Equity in earnings of unconsolidated affiliates	22.2	23.7	16.2
Operating income	189.2	369.9	617.5
Interest expense, net	231.1	142.4	121.5
Debt extinguishment costs	—	30.3	—
Other income, net	11.0	1.0	—
Earnings (loss) from continuing operations before income taxes	(30.9)	198.2	496.0
Income tax expense (benefit)	(496.8)	(3.3)	113.8
Net earnings from continuing operations	465.9	201.5	382.2
Discontinued operations:
Earnings (loss) from discontinued operations	(461.2)	6.4	(1.7)
Income tax (expense) benefit from discontinued operations	(30.7)	(2.4)	0.7
Net earnings (loss) from discontinued operations	(491.9)	4.0	(1.0)
Net earnings (loss)	(26.0)	205.5	381.2
Less net earnings attributable to noncontrolling interests	202.0	224.1	218.2
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(228.0)	(18.6)	163.0
Preferred stock dividends	(4.5)	(9.1)	(9.1)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(27.7)	$153.9

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of income tax	$259.4	$(31.7)	$154.9
Earnings (loss) from discontinued operations, net of income tax	(491.9)	4.0	(1.0)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(27.7)	$153.9

Basic earnings (loss) per share attributable to common stockholders:
Net earnings (loss) from continuing operations	$2.19	$(0.54)	$3.22
Net earnings (loss) from discontinued operations	(4.15)	0.07	(0.02)
Net earnings (loss)	$(1.96)	$(0.47)	$3.20
Diluted earnings (loss) per share attributable to common stockholders:
Net earnings (loss) from continuing operations	$2.14	$(0.54)	$3.18
Net earnings (loss) from discontinued operations	(4.07)	0.07	(0.02)
Net earnings (loss)	$(1.93)	$(0.47)	$3.16

Weighted average number of shares and share equivalents outstanding (in thousands):
Basic	118,397	59,002	48,058
Diluted	120,943	59,002	51,612

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (Loss) (In millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings (loss)	$(26.0)	$205.5	$381.2
Other comprehensive income, net of income tax:
Unrealized holding loss during the period, net of income tax	(4.0)	(0.2)	—
Comprehensive income (loss), net of income tax	(30.0)	205.3	381.2
Less comprehensive income attributable to noncontrolling interests	202.0	224.1	218.2
Comprehensive income (loss) attributable to Envision Healthcare Corporation stockholders	$(232.0)	$(18.8)	$163.0

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Redeemable	(Permanent)	Equity)
Balance at January 1, 2015	48,113	$885.4	1,725	$166.6	$—	$627.5	$—	$418.7	$2,098.2	$184.1
Net earnings	—	—	—	—	—	163.0	—	67.6	230.6	150.6
Issuance of stock	5,835	447.7	—	—	—	—	—	—	447.7	—
Issuance of restricted stock	314	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(14)	—	—	—	—	—	—	—	—	—
Stock options exercised	113	2.6	—	—	—	—	—	—	2.6	—
Stock repurchased	(67)	(3.7)	—	—	—	—	—	—	(3.7)	—
Share-based compensation	—	15.0	—	—	—	—	—	—	15.0	—
Tax benefit related to exercise of share-based awards	—	4.0	—	—	—	—	—	—	4.0	—
Dividends paid on preferred stock	—	—	—	—	—	(9.1)	—	—	(9.1)	—
Acquisitions and other transactions impacting noncontrolling interests	—	1.0	—	—	—	—	—	81.9	82.9	(0.7)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(66.3)	(66.3)	(147.2)
Disposals and other transactions impacting noncontrolling interests	—	(6.6)	—	—	—	—	—	(30.6)	(37.2)	(11.1)
Balance at December 31, 2015	54,294	$1,345.4	1,725	$166.6	$—	$781.4	$—	$471.3	2,764.7	$175.7
Net earnings	—	—	—	—	—	(18.6)	—	73.6	55.0	150.5
Conversion of stock to $0.01 par value	—	(1,344.8)	—	(166.5)	1,511.3	—	—	—	—	—
Issuance of stock at Merger	62,582	0.6	—	—	4,262.5	—	—	—	4,263.1	—
Replacement share-based compensation awards issued at Merger	—	—	—	—	180.3	—	—	—	180.3	—
Issuance of restricted stock	662	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(17)	—	—	—	—	—	—	—	—	—
Stock options exercised	40	—	—	—	0.7	—	—	—	0.7	—
Stock repurchased	(83)	—	—	—	(6.1)	—	—	—	(6.1)	—
Share-based compensation	—	—	—	—	29.4	—	—	—	29.4	—
Tax benefit related to exercise of share-based awards	—	—	—	—	3.9	—	—	—	3.9	—
Dividends paid on preferred stock	—	—	—	—	—	(9.1)	—	—	(9.1)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	1.8	—	—	189.0	190.8	4.0
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(75.8)	(75.8)	(150.9)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(7.5)	—	—	(1.3)	(8.8)	3.6
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	(0.2)	—	(0.2)	—
Balance at December 31, 2016	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity - (continued) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Redeemable	(Permanent)	Equity)
Balance at December 31, 2016	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9
Net earnings (loss)	—	—	—	—	—	(228.0)	—	65.8	(162.2)	136.2
Issuance of restricted stock	71	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(45)	—	—	—	—	—	—	—	—	—
Conversion of preferred stock	3,128	—	(1,725)	(0.1)	0.1	—	—	—	—	—
Stock options exercised	523	—	—	—	5.4	—	—	—	5.4	—
Stock repurchased	(134)	—	—	—	(9.5)	—	—	—	(9.5)	—
Share-based compensation	—	—	—	—	48.7	—	—	—	48.7	—
Dividends paid on preferred stock	—	—	—	—	—	(4.5)	—	—	(4.5)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	0.8	—	—	23.7	24.5	(0.5)
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(83.4)	(83.4)	(145.4)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(12.9)	—	—	(20.6)	(33.5)	13.9
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	(4.0)	—	(4.0)	—
Balance at December 31, 2017	121,021	$1.2	—	$—	$6,008.9	$521.2	$(4.2)	$642.3	$7,169.4	$187.1

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$(26.0)	$205.5	$381.2
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	434.0	149.9	97.5
Amortization of deferred loan costs	17.2	9.2	8.4
Provision for uncollectibles	5,276.2	917.2	287.4
Net (gain) loss on disposals and deconsolidations	2.4	(5.7)	(36.7)
Share-based compensation	48.7	29.4	15.0
Deferred income taxes	(481.4)	(78.9)	19.0
Equity in earnings of unconsolidated affiliates	(22.7)	(23.7)	(16.2)
Debt extinguishment costs	—	30.3	—
Impairment charges	500.3	221.3	—
Net change in fair value of contingent consideration	0.1	(2.6)	8.8
Loss on assets held for sale	515.2	—	—
Other, net	—	(3.9)	(4.0)
Increases (decreases) in cash and cash equivalents, net of acquisitions and dispositions:
Accounts receivable	(5,455.5)	(1,003.0)	(326.2)
Supplies inventory	1.0	(0.9)	(0.3)
Prepaid and other current assets	(13.8)	(42.3)	25.9
Accounts payable	(12.1)	(1.6)	3.1
Accrued expenses and other liabilities	9.4	2.3	66.6
Other, net	4.4	17.3	8.5
Net cash flows provided by operating activities	797.4	419.8	538.0
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(757.8)	(394.3)	(962.7)
Acquisition of property and equipment	(208.9)	(99.5)	(60.3)
Increase in cash due to merger (see Notes 1 and 4)	—	165.8	—
Increase in cash due to consolidation of previously unconsolidated affiliates	—	31.4	—
Purchases of marketable securities	(24.5)	(1.6)	(3.9)
Maturities of marketable securities	15.0	3.8	4.2
Other, net	(5.9)	(9.3)	5.9
Net cash flows used in investing activities	(982.1)	(303.7)	(1,016.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	801.9	4,509.2	560.1
Repayment on long-term borrowings	(341.7)	(4,062.1)	(392.6)
Distributions to noncontrolling interests	(229.8)	(227.9)	(214.9)
Proceeds from common stock offering	—	—	466.8
Proceeds from issuance of common stock upon exercise of stock options	5.4	0.7	2.6
Repurchase of common stock	(9.5)	(6.1)	(3.7)
Payments of equity issuance costs	—	—	(19.1)
Financing costs incurred	(3.5)	(103.4)	(1.1)
Other, net	(17.5)	(1.6)	(20.7)
Net cash flows provided by financing activities	205.3	108.8	377.4
Net increase (decrease) in cash and cash equivalents	20.6	224.9	(101.4)
Cash and cash equivalents, beginning of period	331.6	106.7	208.1
Less cash and cash equivalents of held for sale assets, end of period	40.0	14.7	—
Cash and cash equivalents, end of period	$312.2	$316.9	$106.7

See accompanying notes to the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Envision Healthcare Corporation
Notes to the Consolidated Financial Statements

(1) Description of Business and Summary of Accounting Policies

Envision Healthcare Corporation (the Company) was formed on June 10, 2016 for the purpose of effecting the merger (the Merger) of AmSurg Corp. (AmSurg) and Envision Healthcare Holdings, Inc. (EHH). Prior to the Merger, the Company did not conduct any activities other than those incidental to its formation and matters in connection with the consummation of the Merger on December 1, 2016. In connection with the Merger, (i) AmSurg merged with and into the Company, a wholly owned subsidiary of AmSurg, with the Company as the surviving entity and (ii) EHH merged with and into the Company, with the Company as the surviving entity. AmSurg was the accounting acquirer in the Merger; therefore, the historical consolidated financial statements of AmSurg for periods prior to the Merger are considered to be the historical financial statements of the Company. The Company’s consolidated financial statements for 2016 reflect AmSurg’s consolidated financial statements for the period from January 1, 2016 to November 30, 2016, and the Company’s consolidated financial statements for the period from December 1, 2016 to December 31, 2016.

Following the completion of the Merger, the Company had three reportable segments: physician services, medical transportation and ambulatory services. The physician services segment reflects the combination of AmSurg’s physician services segment and EHH’s physician services segment, while the ambulatory services segment reflects AmSurg's ambulatory services segment. On February 28, 2017, the Company announced it would explore strategic alternatives for the medical transportation business. During the year ended December 31, 2017, the Company's board of directors (the Board) approved a plan to actively market and divest the medical transportation business. Accordingly, the results of the medical transportation business have been recorded in discontinued operations for the years ended December 31, 2017 and 2016 and assets and liabilities have been recorded as held for sale as of December 31, 2017 and 2016. The medical transportation business is no longer a separate reportable segment. See Note 5 for additional information.

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

Profits and losses of consolidated entities are allocated to the Company’s partners in proportion to their ownership percentages and reflected in the aggregate as net earnings attributable to noncontrolling interests. The partners of the Company typically are organized as general partnerships, limited liability companies (LLCs) or limited partnerships (LPs) that are not subject to federal income tax. Each partner shares in the pre-tax earnings of the Company's consolidated partnerships. Accordingly, the earnings attributable to noncontrolling interests in each of the Company’s consolidated partnerships are generally determined on a pre-tax basis, and total net earnings attributable to noncontrolling interests are presented after net earnings (loss). However, the Company considers the impact of the net earnings attributable to noncontrolling interests on earnings before income taxes in order to determine the amount of pre-tax earnings on which the Company must determine its income tax expense. In addition, distributions from the partnerships are made to both the Company’s wholly-owned subsidiaries and the partners on a pre-tax basis.

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

Restricted Cash and Marketable Securities

At December 31, 2017 and 2016, the Company held restricted cash and cash equivalents of $30.8 million and $43.5 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

Supplemental Cash Flow Data

The following presents supplemental cash flow statement disclosure (in millions):

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest payments	$305.3	$112.9	$112.7
Income tax payments, net of refunds	$24.5	$98.6	$74.6

Supplies Inventory

Supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies and other miscellaneous items are capitalized into inventory and expensed as used on a first-in, first-out basis.

Related Party Transactions

Certain surgery centers in our ambulatory services segment lease space from entities affiliated with their physician partners at negotiated rates that management believes were equal to fair market value at the inception of the leases based on relevant market data. Certain surgery centers reimburse their physician partners for salaries and benefits and billing fees related to time spent by employees of their practices on activities of the centers at current market rates. In addition, certain surgery centers compensate at market rates their physician partners for physician advisory services provided to the surgery centers, including medical director and performance improvement services. Transactions with these related parties were less than 2% of total operating expenses for the year ended December 31, 2017.

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to reflect the impact of discontinued operations as further discussed in Note 5 and also to conform classifications as a result of the Merger.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

deferral of this ASU. In 2016 and 2017, the FASB issued the following ASUs to provide entities further clarity on the application of ASU 2014-09:

•	ASU No. 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”

•	ASU No. 2016-10 “Identifying Performance Obligations and Licensing”

•	ASU No. 2016-12 “Narrow-Scope Improvements and Practical Expedients”

•	ASU No. 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”

•
ASU No. 2017-13 “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior Securities and Exchange Commission (SEC) Staff Announcements and Observer Comments  (SEC Update)”

The guidance in ASU No. 2014-09 and the subsequently related ASUs will be effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. As a result of using this approach, the Company will recognize the cumulative effect adjustment to retained earnings for initial application of the guidance at the date of initial adoption. The adoption of the standard did not have a material impact on the results of operations or cash flows for the ambulatory services segment or its physician services segment. However, as a result of certain changes by ASU No. 2014-09 and the subsequently related ASUs, the majority of the Company's provision for uncollectibles will be recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at revenue.

The majority of our revenue is generated from fee-for-service, patient revenue, which is derived principally through contracts originating from the provision of physician services during episodes of care to patients of healthcare facilities in communities served and from facility fees for procedures performed at medical centers. These episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. In addition, the Company adopted a portfolio approach to our sources of patient revenue, applied by specialty to each healthcare facility or medical center. At these levels, portfolios share the characteristics conducive to ensuring that the results do not materially differ from the new standard applied to individual patient contracts related to each episode of care. Accordingly, the Company does not expect a change to how patient revenue is currently recognized. Contract and other revenue primarily represents income earned from healthcare facilities and medical centers to supplement third-party and patient reimbursement and contract staffing assignments. The transaction price for these arrangements may be fixed or variable, with determination periods ranging from one month to 18 months. In these instances, the Company will estimate variable compensation at contract commencement and recognize revenue monthly on a straight-line basis, which correlates with the performance obligation to stand ready. Based on the Company’s evaluation of the new standard, the Company does not expect a material impact on our revenue recognition, results of operations, cash flows or policies as a result of adopting the new standard.

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

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which changed how companies account for certain aspects of share-based payments to employees by requiring companies to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard was effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1,

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

2017 and determined there were no unrecognized tax benefits which required reclassification from additional paid in capital to retained earnings. As a result of the adoption, the Company has recognized an expense of $2.0 million associated with the awards that were either exercised or vested during the year ended December 31, 2017.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment,” which eliminates the requirement to calculate the implied fair value of goodwill to measure an impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value. The standard is effective for annual periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early adopt ASU 2017-04 effective October 1, 2017. See Note 10 for a discussion of the Company's goodwill and other indefinite-lived intangible assets and a discussion of the results of the annual assessment.

(2) Variable Interest Entities

GAAP requires variable interest entities (VIEs) to be consolidated if an entity’s interest in the VIE is a controlling financial interest. Under the variable interest model, a controlling financial interest is determined based on which entity, if any, has (i) the power to direct the activities of the VIE that most significantly impacts the VIEs economic performance and (ii) the obligations to absorb the losses that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

The physician services segment also has partnerships with health systems that are considered VIEs. The Company consolidates the majority of the partnerships with health systems as the Company is the primary beneficiary due to its ability to direct the majority of activities that most significantly impact the economic performance of the partnership which generally occurs through a management services agreement. Therefore, the results of consolidated partnerships are reflected as a component of the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of December 31, 2017 and 2016, were $1.56 billion and $1.31 billion, respectively, and the total liabilities of the consolidated VIEs were $1.31 billion and $1.10 billion, respectively. Included in total assets as of December 31, 2017 and 2016 were $248.4 million and $215.7 million, respectively, of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.

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

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of December 31, 2017 and 2016, were $375.3 million and $388.1 million, respectively, and the total liabilities of the consolidated VIEs were $119.8 million and $117.9 million, respectively. Included in total assets as of December 31, 2017 and 2016, respectively, were $178.4 million and $185.5 million of assets, which were restricted as to use due to the Company's ownership percentage in these entities and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $19.3 million and $14.7 million of debt guaranteed by the Company at December 31, 2017 and 2016, respectively.

Unconsolidated Variable Interest Entities

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in 31 LLCs and LPs through its equity interests; however, the Company is not the primary beneficiary of these entities as it does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. In each of the investments, the Company is not obligated to contribute any additional capital beyond its initial contribution and its maximum exposure to loss is limited to the initial capital contribution. As a result, the Company has accounted for these investments under the equity method of accounting and net earnings or loss from these investments is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. See Note 9 for further information.

The Company recognized management and billing fees associated with these investments totaling $5.4 million, $13.7 million and $16.0 million during the years ended December 31, 2017, 2016 and 2015, respectively, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $3.9 million and $6.1 million as of December 31, 2017 and 2016, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(3) Revenue Recognition and Accounts Receivable

Revenue Recognition

Net revenue primarily consists of fee for service revenue and is derived principally from the provision of physician services to patients of the healthcare facilities and communities served and from facility fees for the procedures performed at surgery centers. Contract revenue and other revenue primarily represents income earned from hospital customers to supplement payments from third-party payors and contract staffing assignments.

Patients are billed for services provided, and the Company receives payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. The Company recognizes fee for service revenue, net of contractual adjustments and provision for uncollectibles, at the time services are provided by healthcare providers. Services provided but not yet billed are estimated and recognized in the period services are provided. Revenue recognized for services provided during the period but not yet billed are based on fees and negotiated payment rates. In the case of third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, and historical cash collections are utilized. The Company records net revenue from uninsured patients at an estimated realizable value, which includes a provision for uncollectible balances, based on historical cash collections (net of recoveries). The Company records revenue net of an allowance for contractual adjustments, which represents the net revenue expected to collect from third-party payors (including managed care, commercial and governmental payors such as Medicare and Medicaid) and patients insured by these payors. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries). The provision for uncollectibles includes an estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors.

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

Contract and other revenue primarily represents income earned from healthcare facilities and medical centers to supplement third-party and patient reimbursement and contract staffing assignments. The transaction price for these arrangements may be fixed or variable, with determination periods ranging from one month to 18 months. In these instances, the Company expects to estimate variable compensation at contract commencement and recognize revenue monthly on a straight-line basis, which correlates with the performance obligation to stand ready.

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

Net revenue for the Company consists of the following major payors (in millions):

	Year Ended December 31,
	2017		2016 (1)		2015
Medicare	$1,902.1	24%	$747.6	22%	$508.6	20%
Medicaid	657.1	8	187.1	5	96.1	4
Commercial and managed care	5,057.1	65	2,526.1	73	1,881.2	73
Self-pay	3,568.0	46	643.1	18	217.3	8
Net fee for service revenue	11,184.3	143	4,103.9	118	2,703.2	105
Contract and other revenue	993.2	13	218.5	6	129.8	5
Provision for uncollectibles	(4,358.2)	(56)	(824.5)	(24)	(266.1)	(10)
Net revenue	$7,819.3	100%	$3,497.9	100%	$2,566.9	100%

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

During the year ended December 31, 2017, the Company's net fee for service revenue associated with self-pay, prior to the provision for uncollectibles, has significantly increased primarily due to the payor mix of EHH which has a higher percentage of self-pay patients from the concentration of emergency medicine services.

Due to the nature of the Company's operations, it is required to separate the presentation of its bad debt expense on the consolidated statements of operations. The Company records the portion of its bad debts associated with its physician services segment as a component of net revenue in the accompanying consolidated statements of operations, and the remaining portion, which is associated with its ambulatory services segment, is recorded as a component of other operating expenses in the accompanying consolidated statements of operations. The bifurcation is a result of the Company's ability to assess the ultimate collection of the patient service revenue associated with its ambulatory services segment before services are provided as those services are pre-scheduled and non-emergent. Bad debt expense for ambulatory services is included in other operating expenses and was $25.2 million, $24.5 million and $21.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A rollforward of the allowance for uncollectible accounts is as follows (in millions):

	Balance at Beginning of Period	Charged to Cost and Expenses	Charge-off Against Allowances	Balance at End of Period
Year ended December 31, 2017	$584.0	$4,383.4	$(2,412.9)	$2,554.5
Year ended December 31, 2016	167.4	849.0	(432.4)	584.0
Year ended December 31, 2015	113.4	287.4	(233.4)	167.4

The increase in the allowance for doubtful accounts from December 31, 2016 to December 31, 2017 is primarily a result of the Merger, which represents $1.87 billion, and from acquisitions completed during the year ended December 31, 2017 and the latter half of 2016. Additionally, the allowance at December 31, 2016 has been reduced by $68.2 million related to the amount reclassified as part of the medical transportation business being held for sale.

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

EHH Merger

On December 1, 2016, AmSurg and EHH completed the Merger and the strategic combination of their respective businesses. The Company believes the Merger combined two industry leaders to create a premier healthcare services provider offering clinical solutions on a national scale, enabling the Company to create value for health systems, payors, providers and patients. Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, AmSurg was determined to be the acquirer for accounting purposes. Under the terms of the Merger, each share of AmSurg common stock was converted into one share of Company common stock, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (AmSurg Preferred Stock) was converted into one share of Company 5.25% mandatory convertible preferred stock, Series A-1 (Company Preferred Stock), and each share of EHH common stock was converted into 0.334 shares of Company common stock. Pursuant to the Merger, the Company issued 62,582,161 shares of common stock to former EHH stockholders which were valued at approximately $4.26 billion based on the closing price of AmSurg's common stock on November 30, 2016. In addition, the Company issued replacement equity awards which were valued at $180.3 million.

Concurrently with the Merger, on December 1, 2016, the Company entered into a new senior secured credit facility, which provided for a $3.50 billion term loan and an $850.0 million ABL revolving credit facility (as defined in Note 13). At the closing of the Merger, the Company also completed a private offering of $550.0 million aggregate principal amount of 6.25% senior unsecured notes due 2024 to provide incremental financing to the Company, adjust scheduled maturities and reallocate between variable and fixed rate debt.

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

Net revenues from continuing operations included in the Company's consolidated results as a result of the Merger were $4.17 billion$347.9 million during the years ended December 31, 2017 and 2016. Disclosure of net earnings associated with EHH since the closing date for the years ended December 31, 2017 and 2016 is not practicable as it is not being operated as a standalone business.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Physician Services Activity

The Company, through wholly owned subsidiaries, completed the acquisition of twelve physician practices in 2017 and eleven physician practices in 2016. During 2017 and 2016, the total consideration consisted of cash of $584.1 million and $355.0 million, respectively, which was paid in cash and funded by either operating cash flow or borrowings under the Company's existing or prior revolving credit agreement or a combination thereof.

The acquisitions completed during the year ended December 31, 2017 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
Sunshine Radiology, LLC	Tampa Bay, FL	January 2017	Radiology
Emergency Professional Services	Phoenix, AZ	January 2017	Emergency
Hamilton Anesthesia Associates, PC	Trenton, NJ	February 2017	Anesthesia
Imaging Advantage, LLC	Phoenix, AZ	April 2017	Radiology
Gwinnett Emergency Specialists, PC	Lawrenceville, GA	May 2017	Emergency
Arizona Professional Corp	Phoenix, AZ	June 2017	Anesthesia
Anesthesia Associates of New London, PC	New London, CT	June 2017	Anesthesia
Northside Emergency Associates, PC	Atlanta, GA	June 2017	Emergency
Infinity Healthcare, Inc.	Milwaukee, WI	June 2017	Emergency
Cape Anesthesia & Pain Management Associates	Cape May Court, NJ	August 2017	Anesthesia
Meriden Wallingford Anesthesia Group, PC	Meriden, CT	November 2017	Anesthesia
Nova Anesthesia Professionals	Villanova, PA	December 2017	Anesthesia

Ambulatory Services Activity

During the years ended December 31, 2017 and 2016, the Company, through wholly owned subsidiaries, acquired a controlling interest in four and seven surgery centers, respectively. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during December 31, 2017 and 2016 was approximately $47.3 million and $39.3 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's existing or prior revolving credit agreement or a combination thereof. During the years ended December 31, 2017 and 2016, the Company disposed of six and four surgery centers, respectively. The Company recognized a net loss from the disposals of $2.5 million in the year ended December 31, 2017 and a net gain from the disposals of $6.2 million in the year ended December 31, 2016.

The acquisitions completed during the year ended December 31, 2017 consist of the following:

Acquired Operations	Location	Date Acquired	Specialty
MidAtlantic Endoscopy, LLC (two locations)	Lancaster, PA	February 2017	Gastroenterology
Northeast Endoscopy Center, LLC	Lowell, MA	June 2017	Gastroenterology
Maryland Surgery Center for Women, LLC	Rockville, MD	June 2017	Multispecialty

Purchase Price Allocations

Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, fixed assets, intangible assets, deferred income taxes and insurance liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed. The fair value assigned to goodwill is primarily attributable to synergies expected to arise after the Merger by enhancing the growth profile and diversity of the Company across the healthcare continuum. The Merger did not result in additional tax deductible goodwill. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents
During 2017, adjustments were recorded to the purchase price allocation related to EHH as part of the Company’s evaluation of the assets and liabilities existing at the date of acquisition. This resulted in a net increase to goodwill of approximately $103.3 million and corresponding changes to certain account classes from the preliminary allocation recorded at December 31, 2016 that are reflected in the table below, which has been finalized as of December 31, 2017. The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the acquisition of EHH are as follows (in millions):

Cash and cash equivalents	$165.8
Insurance collateral	59.9
Accounts receivable	1,153.2
Supplies inventory	38.7
Prepaid and other current assets	115.7
Property and equipment	375.9
Goodwill	4,624.1
Intangible assets	3,030.8
Other long-term assets	98.5
Accounts payable	(64.4)
Accrued salaries and benefits	(338.0)
Accrued interest	(17.3)
Other accrued liabilities	(360.2)
Deferred income taxes	(883.2)
Long term insurance reserves	(318.1)
Other long-term liabilities	(60.3)
Long-term debt	(3,063.1)
Total fair value	4,558.0
Less: Fair value attributable to noncontrolling interests	114.6
Acquisition date fair value of total consideration transferred	$4,443.4

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major class of consideration for the individual acquisitions in the physician services and ambulatory services segments completed during 2017 and 2016, including post acquisition date adjustments recorded to purchase price allocations, are as follows (in millions):

	2017 (1)	2016
Accounts receivable	$58.2	$28.5
Supplies inventory	0.3	0.8
Prepaid and other current assets	5.8	1.8
Property and equipment	3.1	17.2
Goodwill	472.2	300.8
Intangible assets	271.8	136.8
Other long-term assets	1.0	3.6
Accounts payable	(8.4)	(1.1)
Accrued salaries and benefits	(23.9)	(5.9)
Other accrued liabilities	(39.3)	(5.5)
Deferred income taxes	(37.4)	(27.6)
Other long-term liabilities	(40.8)	(4.2)
Long-term debt	(0.5)	(12.6)
Total fair value	662.1	432.6
Less: Fair value attributable to noncontrolling interests	30.8	26.9
Acquisition date fair value of total consideration transferred	$631.3	$405.7

(1)
Represents the preliminary allocation of fair value of acquired assets and liabilities associated with acquisitions completed during December 31, 2017, including subsequent post acquisition date adjustments.

During 2017, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2016. For the years ended December 31, 2017 and 2016 approximately $246.5 million and $148.1 million, respectively, of goodwill recorded was deductible for tax purposes.

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

During the years ended December 31, 2017, 2016 and 2015, the Company incurred approximately $88.7 million, $76.3 million and $8.4 million of transaction and integration costs, respectively. The costs incurred during the year ended December 31, 2017 and 2016 were primarily a result of the Merger. Such amounts excluded financing costs that were capitalized or debt extinguishment costs that were expensed as part of the financing transactions associated with acquisitions.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Net revenue and net earnings associated with completed acquisitions during the years ended December 31, 2017 and 2016 are (in millions):

	Year Ended December 31,
	2017	2016
Net revenue	$363.6	$104.0

Net earnings	13.9	12.3
Less: Net earnings attributable to noncontrolling interests	2.9	2.2
Net earnings attributable to Envision Healthcare Corporation stockholders	$11.0	$10.1

The unaudited consolidated pro forma results for the years ended December 31, 2017 and 2016, assuming all 2017 acquisitions had occurred on January 1, 2016, and the Merger and all 2016 acquisitions had been consummated on January 1, 2015 are as follows (in millions):

	Year Ended December 31,
	2017	2016
Net revenue	$8,032.8	$7,788.5
Net earnings from continuing operations attributable to Envision Healthcare Corporation stockholders	286.9	233.3

The unaudited pro forma results for the year ended December 31, 2017 were adjusted to exclude $88.7 million of transaction costs, which is reflected in the unaudited pro forma results for 2016, and $500.0 million of impairment charges. The unaudited pro forma results for the year ended December 31, 2016 were adjusted to exclude $76.3 million of transaction costs, $30.3 million of debt extinguishment costs and $221.3 million of impairment charges. The unaudited pro forma results for the year ended December 31, 2017 and 2016 were adjusted to exclude the results from the medical transportation business, including $58.1 million of pre-tax corporate overhead expenses allocated to continuing operations during the year ended December 31, 2017. In addition, the unaudited pro forma results assume proceeds from the sale of the medical transportation business would be used to repay outstanding debt obligations. Certain other adjustments, including those related to conforming accounting policies, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

(5) Discontinued Operations

During 2017, the Company initiated a strategic review of each of the Company's lines of business. As a result of that review, management and the Board determined that the Company will focus on physician centric services, including facility based physician services, post-acute services and ambulatory services, which partners with community based physicians across the country. Accordingly, the Board approved a plan to market and divest the medical transportation business, representing the historical medical transportation reportable segment. The Company determined that the planned divestiture of the medical transportation business meets the criteria for classification as discontinued operations. All historical operating results for the medical transportation business are reflected within discontinued operations in the consolidated statements of operations. Furthermore, all assets and liabilities associated with the medical transportation business were classified as assets and liabilities held for sale in our consolidated balance sheets for all periods presented and have been finalized in regards to the purchase price allocation from the Merger. On August 7, 2017, the Company executed a definitive agreement to sell its medical transportation business to an entity controlled by funds affiliated with KKR & Co. L.P. for approximately $2.40 billion in cash. The transaction is subject to regulatory approval and customary closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The Company received a second request from the Federal Trade Commission (FTC) asking for further information related to the transaction, and the buyer has agreed to certain divestiture remedies to address concerns raised by the FTC.

In accordance with ASC 740, “Income Taxes”, a tax liability should be recognized for the excess of the financial reporting basis over the tax basis (or the tax benefit when the tax basis exceeds the financial reporting basis) of an investment in a subsidiary (outside basis difference) when it is apparent that the temporary differences will reverse in the foreseeable future. In connection with presenting the medical transportation business as a discontinued operation as of December 31, 2017, the Company was required to re-evaluate its position related to the recognition of a deferred tax asset or liability for the outside basis differences of the entities being held for sale. Previously, deferred taxes for such outside basis differences had not been recognized as the Company applied one of the exceptions provided in ASC 740. However, the outside basis differences are now expected to reverse in the foreseeable future and therefore, these exceptions no longer applied at December 31, 2017. As a result, the Company recorded deferred tax expense and

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

associated deferred tax liability in the amount of $14.5 million, which is a component of income tax expense of discontinued operations, as of December 31, 2017, and will be the obligation of the Company upon the completion of the divestiture of the medical transportation business. This amount decreased from $503.0 million at September 30, 2017 due to an expected change in the proposed tax structure as a significant portion of the medical transportation business will likely be disposed of through an asset sale rather than a stock sale. Additionally, the Tax Cuts and Jobs Act, (the Act) was signed into law and under ASC 740, the tax effects of changes in tax laws are allocated to income from continuing operations rather than discontinued operations.

The following table is a reconciliation of the major classes of assets and liabilities classified as held for sale in the accompanying consolidated balance sheets representing the medical transportation business as of December 31, 2017 and December 31, 2016 (in millions):

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$40.0	$14.7
Insurance collateral (1)	1.3	—
Accounts receivable, net	479.9	457.2
Supplies inventory	36.3	37.8
Prepaid and other current assets	31.7	41.4
Property and equipment, net	310.2	294.4
Investments in unconsolidated affiliates	0.4	2.2
Goodwill	930.0	1,235.0
Intangible assets, net	899.0	929.4
Other assets	23.1	27.4
Total assets held for sale	$2,751.9	$3,039.5
Liabilities
Current liabilities:
Current portion of long-term debt	$0.1	$0.4
Accounts payable	27.4	31.4
Accrued salaries and benefits	67.0	77.4
Other accrued liabilities	177.2	140.2
Long-term debt	1.3	1.4
Deferred income taxes (2)	—	337.0
Insurance reserves	94.3	91.6
Other long-term liabilities	31.8	38.6
Total liabilities held for sale	$399.1	$718.0

(1)
Insurance collateral for claims related to the medical transportation business are generally held within a captive insurance company. Such balances are available to settle the insurance claims of the medical transportation business but are not recorded into assets held for sale as the captive insurance company is a subsidiary of the Company, not the medical transportation business.

(2)	Substantially all of the deferred income taxes were transferred from discontinued operations to continuing operations as a result of the expected tax structure of the transaction discussed above.

In addition to the impact to deferred tax expense, the proposed asset sale also impacted the net book value of the assets and liabilities expected to be transferred upon sale. As a result, the Company recorded a non-cash goodwill impairment charge of $515.2 million, which represents the difference between the estimated proceeds from the sale and the net book value of the assets held for sale. Upon completion of the sale, the Company expects to record an additional gain or loss on disposal at that time.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following table summarizes the results of discontinued operations for the years ended December 31, 2017 and 2016 (in millions):

	Year Ended December 31,
	2017	2016
Net revenues	$2,523.0	$198.1
Operating expenses:
Salaries and benefits	1,380.8	114.7
Supply cost	57.5	4.8
Insurance expense	82.3	6.7
Other operating expenses	687.7	49.5
Transaction and integration costs	26.8	3.7
Loss on assets held for sale	515.2	—
Depreciation and amortization	145.0	12.3
Total operating expenses	2,895.3	191.7
Equity in earnings of unconsolidated affiliates	0.5	—
Operating income (loss)	(371.8)	6.4
Interest expense, net	89.4	—
Earnings (loss) before income taxes	$(461.2)	$6.4

Results of discontinued operations:
Earnings (loss) from discontinued operations	$(461.2)	$6.4
Income tax expense of discontinued operations	(30.7)	(2.4)
Net earnings (loss) from discontinued operations	$(491.9)	$4.0

In accordance with ASC 205, “Presentation of Financial Statements”, for purposes of discontinued operations presentation, general corporate expenses are not permitted to be allocated to the operations of a business to be disposed. Accordingly, for the year ended December 31, 2017 and on a before tax basis, approximately $58.1 million of general corporate expenses, including allocations for corporate salaries and stock-based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. In addition, ASC 205 requires interest associated with debt that is required to be repaid as a result of the disposal transaction to be allocated to discontinued operations. Accordingly, during the year ended December 31, 2017, the Company allocated $87.4 million in interest expense to the medical transportation business, which is reflected in the loss from discontinued operations. The Company estimated the interest allocation by applying the effective interest rate of the Company's Term Loan B - 2023 by the estimated proceeds, net of taxes and professional fees.

For the year ended December 31, 2017 the net cash flows provided by operating activities attributable to discontinued operations were $178.9 million and the net cash flows used in investing activities attributable to discontinued operations were $232.1 million, including $119.4 million for acquisitions.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at December 31, 2017 and 2016, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements methods,

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. There were no significant transfers to or from Levels 1 and 2 during the year ended December 31, 2017. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of December 31, 2017 and 2016 (in millions):

	2017
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	10.4	30.8	—	41.2
Corporate equity	12.4	—	—	12.4
Liabilities:
Contingent consideration	—	—	8.0	8.0

	2016
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$0.4	$0.6	$—	$1.0
Corporate bonds/Fixed income	22.8	5.5	—	28.3
Corporate equity	14.2	—	—	14.2
Liabilities:
Contingent consideration	—	—	1.0	1.0

The following table summarizes the change in financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2017 (in millions):

Balance at December 31, 2016	$1.0
Increase due to current period acquisitions	7.1
Net change in fair value	(0.1)
Balance at December 31, 2017	$8.0

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Insurance collateral consisted of the following as of December 31, 2017 and 2016 (in millions):

	2017	2016
Available-for-sale securities:
U.S. Treasuries	$1.8	$1.0
Corporate bonds/Fixed income	41.2	28.3
Corporate equity	12.4	14.2
Total available-for-sale securities	55.4	43.5
Cash deposits and other	30.8	43.5
Insurance Collateral	$86.2	$87.0

Amortized cost basis and aggregate fair value of the Company's available-for-sale securities as of December 31, 2017 and 2016 were as follows (in millions):

	December 31, 2017
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	40.7	0.7	(0.2)	41.2
Corporate equity	10.5	1.9	—	12.4
Total available-for-sale securities	$53.0	$2.6	$(0.2)	$55.4

	December 31, 2016
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.0	$—	$—	$1.0
Corporate bonds/Fixed income	28.3	—	—	28.3
Corporate equity	14.4	0.1	(0.3)	14.2
Total available-for-sale securities	$43.7	$0.1	$(0.3)	$43.5

As of December 31, 2017, available-for-sale securities included U.S Treasuries, corporate bonds and fixed income securities of $3.8 million with contractual maturities within one year and $38.4 million with contractual maturities extending longer than one year through five years and $0.8 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of December 31, 2017 and were as follows (in millions):

	December 31, 2017		December 31, 2016
	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses
Description:
Corporate bonds/Fixed income	$16.0	$(0.2)	$—	$—
Corporate equity	—	—	7.6	(0.3)
	$16.0	$(0.2)	$7.6	$(0.3)

There were no available-for-sale investment securities that were other-than-temporarily impaired as of December 31, 2017.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

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

The Company received proceeds of $15.0 million and $3.8 million on the sale and maturities of available-for-sale securities for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017, a loss of less than $0.1 million was reclassified from accumulated other comprehensive income to other income, net in the accompanying consolidated statements of operations. There were $2.4 million of net unrealized gains and $0.2 million of net unrealized losses for the years ended December 31, 2017 and 2016, respectively, recorded in accumulated other comprehensive income.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in millions):

	2017	2016
Income taxes receivable	$74.3	$60.4
Prepaid expenses	59.9	38.6
Other	31.4	36.1
Total prepaid and other current assets	$165.6	$135.1

(8) Property and Equipment

Property and equipment are stated at cost except for property and equipment acquired through business acquisitions, which is initially recorded at fair value. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Medical equipment and other includes furniture and fixtures and other capitalizable equipment.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Property and equipment at December 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Land	$0.2	$0.3
Building and leasehold improvements	243.1	234.7
Medical equipment and other	255.2	249.4
Vehicles	14.5	14.2
Computer hardware	71.5	60.9
Construction in progress	26.2	8.5
Property and equipment	610.7	568.0
Less accumulated depreciation	(308.0)	(267.2)
Property and equipment, net	$302.7	$300.8

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $64.4 million, $39.4 million and $35.4 million, respectively.

(9) Investments in Unconsolidated Affiliates

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

As of December 31, 2017 and 2016, the Company has recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $156.7 million and $114.7 million, respectively. The Company's net earnings from these investments during the years ended December 31, 2017, 2016 and 2015 were approximately $22.2 million, $23.7 million and $16.2 million, respectively.

During the year ended December 31, 2017, the Company entered into two equity method investments. As a result of these investments, the Company contributed its controlling interest in two centers in exchange for a noncontrolling interest in the new investments and net cash consideration of $1.2 million. In addition to these transactions, the Company contributed a portion of its interest in two surgery centers into previously existing equity method investments for net cash consideration of $3.3 million. These investments are jointly owned by health systems and the Company. The newly formed investments (including the contributed centers) are controlled by the health systems. Also, as part of these transactions the Company obtained non-controlling interest in two additional centers which were contributed by the health systems. During the year ended December 31, 2016, the Company's ambulatory services segment sold a portion of its interest in one surgery center, which resulted in the surgery center being deconsolidated and subsequently accounted for as an equity method investment.

As a result of these transactions the Company recorded in the accompanying consolidated balance sheet, as a component of investments in unconsolidated affiliates, the fair value of the Company's investment in these entities of approximately $19.2 million and $1.8 million during the years ended December 31, 2017 and 2016, respectively.

In each of these transactions, the gain or loss on deconsolidation, which is primarily non-cash in nature, was determined based on the difference between the fair value of the Company’s interest, which was based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction. In certain cases, the Company evaluated likely scenarios which were weighted by a range of expected probabilities of 10% to 50% which were primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidations which is included in net gain on disposals and deconsolidation in the accompanying consolidated statements of

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

operations of approximately $11.1 million during the year ended December 31, 2017, a net loss on deconsolidation of $0.5 million during the year ended December 31, 2016 and a net gain of $36.7 million during the year December 31, 2015.

(10) Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and certain trade names. The Company's indefinite-lived intangibles include goodwill, trade names and licenses. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite-lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite-lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived intangibles associated with the reporting unit are not considered to be impaired.

As of October 1, 2017, the Company completed its annual indefinite-lived impairment test that evaluated the allocated goodwill related to each of our reporting units - $2.14 billion for the ambulatory services reporting unit and $5.97 billion for the physician services reporting unit. As of the October 1, 2017 valuation, the fair value was substantially in excess of its carrying value for the ambulatory services reporting unit. For physician services reporting unit, the carrying value exceeded the fair value. Accordingly, under ASU No. 2017-04 the Company recorded a non-cash impairment charge of $500.0 million to reduce goodwill associated with the physician services reporting unit. Subsequent to the goodwill write-off the physician services segment’s carrying value was at fair value and the remaining goodwill associated with the physician services reporting unit was $5.41 billion.

To perform this evaluation, the Company obtained valuations at the reporting unit level prepared by third-party valuation specialists which utilized a combination of the income and market approaches. The discounted cash flow (DCF) model is projected based on a year-by-year assessment that considers historical results, estimated market conditions, internal projections, and relevant publicly available statistics. Determining fair value requires the exercise of significant judgment, including assumptions about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on the Company's most recent budgets and business plans aligned with provided guidance and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The discount rate is mainly based on judgment of the specific risk inherent within each reporting unit. The variables within the discount rate, many of which are outside of the Company's control, provide the best estimate of all assumptions applied within the DCF model. There can be no assurance that operations will achieve the future cash flows reflected in the projections. In determining the fair value under the market approaches, the analysis includes a control premium, which was based on observable market data and a review of selected transactions of companies that operate in the Company's sector. To corroborate the analysis, the Company also reconciled the fair value of the reporting units with the Company's equity market capitalization and enterprise values to determine if it is reasonable compared to the external market indicators. While the Company believes that all assumptions utilized in the testing were appropriate, they may not reflect actual outcomes that could occur. Specific factors that could negatively impact the assumptions used include changes to the discount and growth rates and a change in the equity and enterprise premiums being realized in the market. Any future adverse events or changes in the assumptions could require additional assessment since the fair value equaled carrying value as of October 1 for the physician services reporting unit.

Subsequent to the date of our annual impairment test, the Company considered our operating results for the fourth quarter of 2017, macroeconomic, industry and market conditions, and other market indicators including our market capitalization. Based on our evaluation of all such factors, we concluded that an event had not occurred or circumstances had not changed that would more likely than not reduce the fair value of our reporting units below their carrying values.

The Company's finite-lived intangibles include its customer relationships with hospitals, capitalized software, contract values and trade names expected to be retired after a defined length of time. The Company tests its finite-lived intangibles for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The Company's policy is to recognize an impairment charge when the carrying amount is not recoverable and such amount exceeds fair value.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

charge of $218.0 million for the year ended December 31, 2016. The Company began to amortize the remaining $10.0 million associated with the Sheridan trade name during the fourth quarter of 2016, which was fully amortized as of December 31, 2017.

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows (in millions):

	Physician Services	Ambulatory Services	Total
Balance at January 1, 2016	$1,956.7	$2,013.5	$3,970.2
Goodwill acquired, including post acquisition adjustments	3,553.0	63.9	3,616.9
Goodwill disposed, including impact of deconsolidation transactions	—	(3.1)	(3.1)
Balance at December 31, 2016	$5,509.7	$2,074.3	$7,584.0
Goodwill acquired, including post acquisition adjustments	400.9	75.3	476.2
Goodwill disposed, including impact of deconsolidation transactions	—	(24.1)	(24.1)
Goodwill impairment charges	(500.0)	—	(500.0)
Balance at December 31, 2017	$5,410.6	$2,125.5	$7,536.1

During the year ended December 31, 2017, physician services goodwill increased due to the acquisition of twelve physician practices and ambulatory services goodwill increased due to the acquisition of four surgery centers. The increase in goodwill from acquisitions was offset by $24.1 million of goodwill disposed due to the disposal or deconsolidation of surgery centers within the ambulatory services segment during 2017.

Intangible assets consist primarily of customer relationships with hospitals, capitalized software, trade names and certain agreements and contracts. The table below illustrates the useful lives of each class of intangible assets and the remaining weighted average amortization period.

Amortizable Intangible Assets	Estimated Economic Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	18.2
Capitalized software	3 to 7 years	4.5
Agreements, contracts and other	3 to 10 years	3.4

Intangible assets at December 31, 2017 and 2016 consisted of the following (in millions):

	2017			2016
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships with hospitals	$3,446.7	$(321.8)	$3,124.9	$3,235.0	$(154.6)	$3,080.4
Capitalized software	166.9	(73.3)	93.6	136.5	(41.8)	94.7
Trade names	25.0	(25.0)	—	25.0	(2.1)	22.9
Agreements, contracts and other	13.5	(4.9)	8.6	13.2	(4.7)	8.5
Total amortizable intangible assets	3,652.1	(425.0)	3,227.1	3,409.7	(203.2)	3,206.5
Non-amortizable intangible assets:
Trade names	430.0	—	430.0	460.0	—	460.0
Restrictive covenant arrangements	8.4	—	8.4	9.0	—	9.0
Total non-amortizable intangible assets	438.4	—	438.4	469.0	—	469.0
Total intangible assets	$4,090.5	$(425.0)	$3,665.5	$3,878.7	$(203.2)	$3,675.5

Amortization of intangible assets for the years ended December 31, 2017, 2016 and 2015 was $224.5 million, $98.2 million and $62.1 million, respectively. Estimated amortization of intangible assets for the five years and thereafter subsequent to December 31, 2017 is $208.6 million, $200.1 million, $192.0 million, $184.6 million, $178.9 million and $2.26 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.7 years with no expected residual values.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(11) Other Assets

The following table presents a summary of items comprising other assets in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in millions):

	2017	2016
Deferred compensation fund	$59.4	$37.1
Insurance receivable	86.8	82.7
Other	21.1	14.4
Total other assets	$167.3	$134.2

(12) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in millions):

	2017	2016
Insurance reserves	$77.1	$78.2
Deferred revenue	18.9	9.4
Refunds payable	28.9	33.6
Other	156.7	132.0
Total other accrued liabilities	$281.6	$253.2

(13) Long-term Debt

Long-term debt at December 31, 2017 and 2016 consisted of the following (in millions):

	2017	2016
ABL Facility	$—	$—
Term Loan B - 2023	3,956.3	3,495.0
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	750.0
Senior Unsecured Notes due 2024 (6.250%)	550.0	550.0
Other debt due through 2025	24.1	20.9
Capitalized lease arrangements due through 2031	32.3	31.9
	6,412.7	5,947.8
Less current portion	52.1	46.6
Less net deferred financing costs	97.3	111.0
Long-term debt	$6,263.3	$5,790.2

Principal payments required on the Company’s long-term debt and capital leases in the five years and thereafter subsequent to December 31, 2017 are $52.2 million, $50.4 million, $46.7 million, $44.4 million, $1.89 billion, and $4.33 billion. The fair value of the Company's fixed rate long-term debt was $2.47 billion compared to its carrying value of $2.46 billion at December 31, 2017. The Company's variable rate long-term debt approximated its carrying value of $3.96 billion at December 31, 2017.  With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s senior unsecured notes (Level 1 and 2) is determined based on quoted prices in an active market.

During the year ended December 31, 2016, as a result of the Merger, the Company recorded $94.9 million and wrote off $21.8 million of deferred financing costs associated with debt that was satisfied upon close of the Merger. The Company amortizes the deferred financing costs to interest expense over the life of the respective debt instrument.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

a.	Term Loan B - 2023

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

On June 23, 2017, the Company incurred incremental term loan borrowings in an aggregate principal amount of $500.0 million, maturing on December 1, 2023. The incremental amounts were borrowed pursuant to the Increase Supplement, dated as of June 23, 2017, which supplements the Company’s existing Amended and Restated Credit Agreement, dated as of December 1, 2016. The incremental borrowings bear interest at the same rate and have the same terms as the Company’s Term Loan B 2023.

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

The Term Loan B - 2023 under the Term Loan Facility bear interest initially at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate, which will be the highest of the prime rate established by the administrative agent from time to time, 0.50% in excess of the greater of (i) the overnight federal funds rate or (ii) the composite overnight federal funds and overnight LIBOR rate, the one-month LIBOR rate (adjusted for maximum reserves) plus 1.0% per annum and 1.75% per annum, plus, in each case, a minimum of 2.00% per annum (4.57% at December 31, 2017).

The Term Loan B - 2023 does not contain financial covenants and is secured by a pledge of the stock of the Company’s wholly owned subsidiaries and certain of the Company’s less than wholly owned subsidiaries. The Term Loan Facility contains customary affirmative and negative covenants, including limitations, subject to customary exceptions including the ability to enter into or guarantee additional borrowings, redeem or repurchase stock, and pay dividends. The Company was in compliance with the covenants contained in the Term Loan B - 2023 at December 31, 2017.

On August 7, 2017, the Company executed a definitive agreement to sell the medical transportation business for $2.40 billion in cash to an entity controlled by funds affiliated with KKR Co. L.P. Upon completion of the divestiture, under the terms of the Term Loan Facility, the Company is required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to the Company's within 365 days from the sale.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

eligible inventory of the ABL Borrower and each guarantor and 5% of the A/R Amount; plus (iii) the lesser of accounts receivable of the ABL Borrower and each guarantor aged 180–360 days that are otherwise eligible accounts receivable and 5% of the A/R Amount; minus (iv) such availability reserves as the administrative agent, in its permitted discretion, deems appropriate at such time; minus (v) the outstanding principal amount of any future term loans (if any) incurred pursuant to the ABL Credit Agreement. As of December 31, 2017, the maximum available under the ABL Facility was $850.0 million. As of December 31, 2017, letters of credit outstanding which impact the available credit under the ABL Facility were $186.2 million. These letters of credit primarily secure the Company’s obligations under its captive insurance program.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 5.625% 2022 Senior Unsecured Notes at December 31, 2017.

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

The 5.125% 2022 Senior Unsecured Notes contain certain covenants which, among other things, limit, but may not restrict the Company’s ability to enter into or guarantee additional borrowings, sell preferred stock, pay dividends and repurchase stock. Based on the terms of the 5.125% 2022 Senior Unsecured Notes, the Company has adequate ability to meet its obligations to pay dividends as required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 5.125% 2022 Senior Unsecured Notes at December 31, 2017.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

required under the terms of its mandatory preferred stock. The Company was in compliance with the covenants contained in the indenture relating to the 6.25% 2024 Senior Unsecured Notes at December 31, 2017.

d.	Other debt

Certain partnerships included in the Company’s consolidated financial statements have loans with local lending institutions, included above in other debt, which are collateralized by certain assets of the surgery centers with a book value of approximately $47.6 million. The Company and the partners have guaranteed payment of the loans in proportion to the relative partnership interests.

e.	Certain Limitations on Restricted Payments

The Company’s Term Loan Facility, ABL Facility and the indentures governing the 5.625% 2020 Senior Unsecured Notes, the 5.125% 2022 Senior Unsecured Notes, and the 6.250% 2024 Senior Unsecured Notes (collectively, Debt Agreements) contain covenants that, among other things, limit the Company’s ability to make restricted payments, including payments of dividends on, and repurchase of, the Company’s capital stock. These restrictive covenants are subject to applicable exceptions contained in the Debt Agreements and the Company has sufficient capacity under such exceptions to complete a dividend in excess of the Company’s net income for the year ended December 31, 2017. While the Debt Agreements restrict the Company’s ability to pay dividends to its stockholders, the Debt Agreements generally do not restrict the ability of the Company’s restricted subsidiaries to make dividends to the Company.

(14) Income Taxes

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for the years prior to 2014. With few exceptions, the Company is no longer subject to U.S. state income tax examinations for the years prior to 2013.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. The Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. As a result of the enacted rate change, we recorded a benefit of $596.6 million in deferred income tax expense for the change in the net deferred tax liability at the 21% tax rate. The Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018. These prospective changes include an increased limitation on deductibility of executive compensation, a limitation on the deductibility of interest expense, new rules surrounding meals and entertainment expense and fines and penalties. Also, while net operating losses generated in the future may be carried forward indefinitely under the new law, there is a limitation on the amount that may be used in any given year. The Act may also have an impact on projected future taxable income that could affect valuation allowance considerations. In addition to the Federal law, the Company awaits guidance from the states in which it files on how components of the Act may be treated in these jurisdictions.

The $596.6 million tax benefit represents what the Company believes is the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of December 31, 2017, and the Company will continue to refine such amounts within the measurement period provided by Staff Accounting Bulletin No. 118. The Company expects to complete the analysis no later than the fourth quarter of 2018.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Total income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 was included within the following sections of the consolidated financial statements as follows (in millions):

	2017	2016	2015
Earnings (loss) from continuing operations	$(496.8)	$(3.3)	$113.8
Net loss from discontinued operations	30.7	2.4	(0.7)
Stockholders’ equity	—	(2.1)	(2.2)
Total	$(466.1)	$(3.0)	$110.9

Income tax expense (benefit) from continuing operations for the years ended December 31, 2017, 2016 and 2015 was comprised of the following (in millions):

	2017	2016	2015
Current:
Federal	$2.4	$62.9	$83.2
State	0.5	10.5	14.3
Deferred:
Federal	(543.9)	(66.7)	11.7
State	44.2	(10.0)	4.6
Income tax expense (benefit)	$(496.8)	$(3.3)	$113.8

Income tax expense (benefit) from continuing operations for the years ended December 31, 2017, 2016 and 2015 differed from the amount computed by applying the U.S. federal income tax rate of 35% to earnings or loss before income taxes as a result of the following (in millions):

	2017	2016	2015
Statutory federal income tax	$(10.8)	$69.4	$173.6
Less federal income tax assumed directly by noncontrolling interests	(70.7)	(78.4)	(76.4)
State income taxes, net of federal income tax benefit	17.1	1.0	11.6
Increase (decrease) in valuation allowances	—	(11.0)	0.3
Transaction-related items	0.5	13.5	1.1
Impairment of goodwill	147.7	—	—
U.S. Tax Reform - corporate rate reduction	(596.6)	—	—
Interest related to unrecognized tax benefits	—	—	(0.5)
Other	16.0	2.2	4.1
Income tax expense (benefit)	$(496.8)	$(3.3)	$113.8

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

An increase in interest and penalty obligations of $0.1 million was recognized in the consolidated statements of operations for the years ended December 31, 2017 and decreases of $0.1 million and $0.2 million were recognized in the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively, resulting in a total recognition of interest and penalty obligations of approximately $2.3 million and $1.7 million in the consolidated balance sheet at December 31, 2017 and 2016, respectively.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A reconciliation of the beginning and ending amount of the liability associated with unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (in millions):

	2017	2016	2015
Balance at beginning of year	$4.4	$3.4	$7.3
Additions for current year acquisitions	—	14.9	—
Additions for tax positions of current year	0.1	—	—
Decreases for amounts classified as held for sale	—	(12.8)	—
Increases (decreases) for tax positions taken during a prior period	—	—	(1.0)
Lapse of statute of limitations	(2.1)	(1.1)	(2.9)
Balance at end of year	$2.4	$4.4	$3.4

The Company estimates that the range of the possible change in unrecognized tax benefits within the next 12 months is a net decrease of $0.1 million to $0.4 million, as a result of a lapse of the statute of limitations and settlements primarily with state taxing authorities. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is approximately $2.4 million.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 were as follows (in millions):

	2017	2016
Deferred tax assets:
Allowance for uncollectible accounts	$21.4	$9.5
Share-based compensation	51.8	86.4
Deferred compensation	25.1	45.1
Accrued liabilities and other	34.8	50.1
Medical malpractice	47.4	50.2
Operating and capital loss carryforwards	84.0	48.2
Valuation allowances	(30.5)	(11.8)
Total deferred tax assets	234.0	277.7
Deferred tax liabilities:
Prepaid expenses and other	7.7	2.6
Accrual to cash	130.7	172.8
Property and equipment	79.3	49.0
Outside basis difference in stock	9.4	—
Intangible assets	1,096.2	1,397.0
Total deferred tax liabilities	1,323.3	1,621.4
Net deferred tax liabilities	$1,089.3	$1,343.7

A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. The Company has determined that it is more likely than not that certain deferred tax assets may not be realized. Therefore, a valuation allowance of $30.5 million and $11.8 million has been established as of December 31, 2017 and 2016, respectively. The Company has federal net operating and capital loss carryforwards of $297.6 million, which expire in the years 2018 to 2037. The Company has state net operating loss and credit carryforwards which expire in the years 2018 to 2037.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(15) Insurance Reserves

Insurance reserves are established for professional and general liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice) and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 million to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2017.

The Company establishes reserves for claims based upon an assessment of claims reported and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claim reserves are not discounted.

Provisions for insurance expense included in the statements of operations include provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

At December 31, 2017 and 2016, the Company's accrued insurance reserves are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	2017	2016
Third-party insurance reserves	$111.3	$92.8
Estimated losses under self-insured programs	170.3	170.0
Incurred but not reported losses	114.0	94.3
Total accrued insurance reserves	395.6	357.1
Less estimated losses payable within one year	77.1	78.2
Total	$318.5	$278.9

The changes to the Company's estimated losses under insurance programs as of December 31 were as follows (in millions):

	2017	2016
Balance, beginning of year	$357.1	$82.2
Assumed liabilities through acquisitions	31.5	255.5
Provision related to current period self-insurance reserves (1)	71.4	25.4
Payments for current period self-insurance reserves	(2.2)	(1.5)
Benefit related to changes in prior period self-insurance reserves	(5.6)	(0.9)
Payments for prior period self-insurance reserves	(69.5)	(13.4)
Change in third-party insurance reserves	10.8	12.6
Other, net	2.1	(2.8)
Balance, end of year	$395.6	$357.1

(1)
Total insurance expense for the years ended December 31, 2017 and 2016 were $144.2 million and $45.5 million, respectively,which also included premiums paid to third-party insurers and premiums paid to captive insurance companies of certain of our joint venture partners.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(16) Other Long-Term Liabilities

The following table presents a summary of items comprising other long-term liabilities in the accompanying consolidated balance sheets as of December 31, 2017 and 2016 (in millions):

	2017	2016
Deferred rent	$36.8	$33.7
Tax-effected unrecognized benefits	2.4	4.4
Deferred compensation liabilities	58.0	36.0
Other	52.7	28.3
Other long-term liabilities	$149.9	$102.4

(17) Leases

The Company has entered into various building, vehicles and equipment capital and operating leases in operation and under development and for office space, expiring at various dates through 2036. Future minimum lease payments, including payments during expected renewal option periods, at December 31, 2017 were as follows (in millions):

Year Ended December 31,	Capital Leases	Operating Leases
2018	$5.4	$96.3
2019	5.6	85.1
2020	4.2	82.8
2021	3.4	79.9
2022	2.9	77.8
Thereafter	26.3	410.1
Total minimum rentals	47.8	$832.0
Less amounts representing interest at an average interest rate of 6.1%	15.5
Capital lease obligations	$32.3

At December 31, 2017, buildings, vehicles and equipment with a cost of approximately $39.8 million and accumulated depreciation of approximately $11.5 million were held under capital leases.

Rental expense for operating leases for the years ended December 31, 2017, 2016 and 2015 was approximately $111.6 million, $80.4 million and $74.6 million, respectively, and is included in other operating expense in the accompanying consolidated statements of operations. The Company and certain partners in its ambulatory services segment have guaranteed payment for some of these leases. Included in these amounts, the Company incurred lease expenses of $23.6 million, $24.3 million and $27.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, under operating lease agreements with physician partners who are related parties from the ambulatory services segment. Management believes the negotiated rates were equal to fair market value at the inception of the leases based on relevant market data.

(18) Employee Benefit Programs

Defined Contribution Plan

The Company maintains multiple qualified contributory savings plans as allowed under Section 401(k) of the Internal Revenue Code. These plans are defined contribution plans covering substantially all employees of the Company and provide for voluntary contributions by employees, subject to certain limits. Company contributions are primarily based on specified percentages of employee compensation. In some instances, the plan may allow for elective or required Company contributions subject to the limits defined by each plan. The Company funds contributions as accrued. The Company’s contributions for the years ended December 31, 2017, 2016 and 2015 were approximately $40.7 million, $29.9 million and $14.1 million, respectively, and vest immediately or incrementally over a period of four to five years, depending on the plan and the tenures of the respective employees for which the contributions were made.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Supplemental Executive and Director Retirement Savings Plan

The Company maintains the Supplemental Executive and Director Retirement Savings Plan (SERP). The SERP is a defined contribution plan covering all officers of the Company and provides for voluntary contributions of up to 50% of employee annual compensation. Company contributions are at the discretion of the Compensation Committee of the Board of Directors and vest incrementally over five years. The employee and employer contributions are placed in a Rabbi Trust and recorded in the accompanying consolidated balance sheets in other assets. Employer contributions to this plan for the years ended December 31, 2017, 2016 and 2015 were approximately $2.6 million, $3.6 million and $5.2 million, respectively. As of December 31, 2017 and 2016, the cash surrender value of the supplemental executive and director retirement savings plan investments, which are included in other assets in the accompanying consolidated balance sheets, was $43.7 million and $30.8 million, respectively.

(19) Commitments and Contingencies

Litigation

The Company is subject to litigation arising in the ordinary course of business, including litigation principally relating to professional liability, auto accident and workers’ compensation claims. There can be no assurance that the Company's insurance coverage and self-insured liabilities will be adequate to cover all liabilities occurring out of such claims. From time to time, in the ordinary course of business and like others in the Company's sector, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and takes appropriate action. The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. In the opinion of the Company, it is not engaged in any legal proceedings that the Company expects will have a material adverse effect on the Company's business, financial condition, cash flows or results of operations, other than as set forth below.

On December 19, 2017, the Company agreed to a final settlement with the Department of Justice to resolve the previously disclosed government investigation into physician services provided by the Company's EmCare subsidiary at hospitals affiliated with Health Management Associates, Inc. The Company agreed to pay approximately $31.1 million to resolve all federal government civil claims related to this matter, which was fully accrued prior to January 1, 2017, avoiding further expense and potential distraction from protracted litigation. The settlement of the federal government’s claims does not constitute an admission or determination of improper conduct in the matter. In connection with the resolution of this matter, the Company agreed to enter into a CIA with the OIG, which is customary at the conclusion of many government healthcare investigations.

On August 4, 2017, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee (M.D. Tenn.) against the Company and several of its officers and former officers alleging that the Company and the individual defendants violated the federal securities laws by making allegedly false and misleading statements and failing to disclose certain information. On September 29, 2017, and October 23, 2017, respectively, two purported class actions were filed in the same court making similar allegations. The Court subsequently consolidated these cases into a single action. On November 20, 2017, a shareholder filed a purported class action in the M.D. Tenn. against the Company and its Board. The plaintiff generally alleges that the Company and/or certain of its officers breached various fiduciary duties and violated the federal securities laws. On December 12, 2017, and December 15, 2017, respectively, two purported class actions were filed in the same court raising essentially the same allegations. The Company believes these claims are without merit and intends to vigorously defend these actions. Given the preliminary stage of these matters, the Company is unable to estimate the amount of potential damages, if any, in any of these actions.

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

Redeemable Noncontrolling Interests

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships within the ambulatory services segment, the Company would be obligated to purchase the physicians’ interests in a substantial amount of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of December 31, 2017. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(20) Stockholders’ Equity

a.	Common Stock

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

The Company repurchases shares by withholding a portion of employee restricted stock that vested to cover payroll withholding taxes in accordance with the restricted stock agreements. During 2017 and 2016, the Company repurchased approximately 135,872 shares and 83,000 shares, respectively, of common stock for approximately $9.5 million and $6.1 million, respectively.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes the Company to repurchase up to $250 million of its common stock. The timing and amount of any shares repurchased will be determined based on the Company's evaluation of market conditions and other factors. Repurchases will be made in accordance with the rules and regulations promulgated by the SEC and certain other legal requirements to which the Company may be subject. The program may be suspended or discontinued at any time, and has no time limit. As of December 31, 2017, the Company had made no repurchases under the stock repurchase program.

b.	Preferred Stock

Upon completion of the Merger, each share of AmSurg 5.25% mandatory convertible preferred stock, Series A-1 (AmSurg Preferred Stock) was converted into one share, par value of $0.01 per share, of Company 5.25% mandatory convertible preferred stock, Series A-1 (Company Preferred Stock). The Company originally issued 1,725,000 shares of Company Preferred Stock. During 2017, and prior to the mandatory conversion date of July 3, 2017, holders elected to convert 518,879 shares of Company Preferred Stock into 941,294 shares of Company common stock. On the mandatory conversion date, the remaining 1,206,121 outstanding shares of Company Preferred Stock automatically converted into 2,188,024 shares of Company common stock.

The Company Preferred Stock paid dividends at an annual rate of 5.25% of the initial liquidation preference of $100 per share. During the year ended December 31, 2017, the Board declared two dividends each totaling $1.3125 per share in cash, or $2.3 million, for the Company Preferred Stock. During each of the years ended December 31, 2016 and 2015, the Board declared four dividends, each totaling $1.3125 per share in cash, or $2.3 million. Following the mandatory conversion date, no shares of Company Preferred Stock were outstanding and all rights of the holders of Company Preferred Stock, including dividend rights, terminated.

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

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the "2014 Plan"), which was amended in both 2016 and 2017, most recently to change the name of the plan to the Envision Healthcare Corporation 2014 Equity and Incentive Plan, among other things. Under this plan, the Company also has granted restricted stock unit awards, non-qualified options and market-based performance share units to employees and outside directors. At December 31, 2017, 3,200,000 shares were authorized for grant under the 2014 Plan and 1,791,823 shares were available for future equity grants.

Restricted stock and stock units granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over three to four years in three equal installments. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date. The market-based performance share units vest based on achievement of both the three year service condition and market condition. Under the terms of the 2014 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

During the year ended December 31, 2017, the Company issued 58,022 market-based performance share units with a grant date fair value of $57.47 per unit using a Monte Carlo simulation model. In addition, as a result of the Merger, 191,927 market-based performance share units were converted at a fair value of $62.69 per share. At December 31, 2017, 195,755 market-based performance shares were outstanding. The market-based performance share units continue to have the same terms and conditions as were in effect prior to the Merger. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies. If the financial performance goal is not achieved, the market based performance share units will be forfeited. The number of market based performance share units that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal.

During the year ended December 31, 2017, the Company issued 351,832 performance-based share units which vest in a range from 0% to 150% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. The Company has not recognized stock compensation expense for the performance-based share units during the year ended December 31, 2017 as the performance conditions have not been determined as of December 31, 2017. The Company expects the performance conditions to be determined during the third year of vesting. At December 31, 2017, 310,151 performance-based share units were outstanding.

The Company did not issue options subsequent to 2008 from the 2014 Plan, and all outstanding options issued under the 2014 Plan are fully vested. Options previously issued under the 2014 Plan were granted at market value on the date of the grant and vested over four years. Outstanding options issued under the 2014 Plan have a term of ten years from the date of grant.

On December 1, 2016, upon completion of the Merger, each outstanding option to purchase shares of EHH common stock and each outstanding EHH stock unit (including stock units subject to time-based and performance-based vesting conditions) were converted into an option to purchase 0.334 shares of common stock of the Company and 0.334 stock units of the Company, respectively. Each option and stock unit continues to have the same terms and conditions as were in effect under the Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (the "2013 Plan") prior to the completion of the Merger. During the year ended December 31, 2017, the plan was renamed to the Envision Healthcare Corporation 2013 Omnibus Incentive Plan. At December 31, 2017, 5,580,568 shares were authorized for grant under the 2013 Plan and 4,014,824 shares were available for future equity grants. Non-performance and performance-based awards issued under the 2013 Plan have a time-based vesting ranging from one to three years. All options issued under the 2013 Plan have a term of ten years from the date of grant. Under the terms of the 2013 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

A summary of the status of and changes for non-vested restricted shares for the periods presented below is summarized as follows:

		Weighted
	Number	Average
	of Awards	Grant Price
Non-vested awards at January 1, 2015	668,109	$33.51
Shares granted	313,498	56.19
Shares vested	(233,831)	28.19
Shares forfeited	(13,675)	42.15
Non-vested awards at December 31, 2015	734,101	$44.73
Shares converted as part of the Merger	145,118	68.12
Shares granted	662,146	72.78
Shares vested	(282,597)	40.75
Shares forfeited	(18,242)	61.97
Non-vested awards at December 31, 2016	1,240,526	$63.09
Shares granted	727,364	63.05
Shares vested	(438,866)	55.00
Shares forfeited	(118,563)	63.94
Non-vested awards at December 31, 2017	1,410,461	$65.52

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

A summary of stock option activity for the periods presented below is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at January 1, 2015	158,721	$22.89	1.7
Options exercised with total intrinsic value of $4.9 million	(113,220)	22.81
Options canceled	(11,750)	23.42
Outstanding at December 31, 2015	33,751	$22.98	1.1
Options converted at Merger date	3,525,027	20.80	5.2
Options exercised with total intrinsic value of $1.6 million	(40,408)	18.39
Options terminated	(7,256)	27.49
Outstanding at December 31, 2016	3,511,114	$20.81	5.1
Options granted	239	55.98
Options exercised with total intrinsic value of $21.2 million	(523,181)	12.75
Options canceled	(162,151)	66.24
Outstanding at December 31, 2017 with an aggregate intrinsic value of $56.4 million	2,826,021	$19.70	4.3
Vested and Exercisable at December 31, 2017 with an aggregate intrinsic value of $56.4 million	2,597,344	$15.41	3.9

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at December 31, 2017 exercised their options at the Company’s closing stock price on December 31, 2017.

The fair value of each stock option award converted as part of the Merger was calculated on the merger date, December 1, 2016, using the Black-Scholes valuation model with the following assumptions indicated in the below table. The volatility assumptions were based on the historical stock volatility of the Company.

Volatility	31.9%
Risk free rate	0.82% - 1.90%
Expected term of options in years	1.0 - 5.0
Expected dividend yield	0%

Other information pertaining to share-based activity for the years ended December 31, 2017, 2016 and 2015 was as follows (in millions):

	2017	2016	2015
Share-based compensation expense from continuing operations	$40.9	$28.6	$15.0
Fair value of shares vested	33.1	20.7	13.2
Cash received from option exercises	5.4	0.7	2.6
Tax expense (benefit) from share based awards	2.0	(3.9)	(4.0)

As of December 31, 2017, the Company had total unrecognized compensation cost of approximately $35.4 million related to non-vested awards, which the Company expects to recognize over a weighted average period of 0.9 years. During the year ended December 31, 2017, there were 417,368 options that were anti-dilutive. During the years ended December 31, 2016 and 2015, there were no options that were anti-dilutive.

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

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions, except per share amounts):

	Earnings (Loss)	Shares (in thousands)	Per Share
	(Numerator)	(Denominator)	Amount
For the year ended December 31, 2017:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common shareholders (basic)	$259.4	118,397	$2.19
Effect of dilutive securities, options and non-vested shares		2,546
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$259.4	120,943	$2.14

For the year ended December 31, 2016:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic and diluted)	$(31.7)	59,002	$(0.54)

For the year ended December 31, 2015:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$154.9	48,058	$3.22
Preferred stock dividends	9.1
Effect of dilutive securities, options and non-vested shares		3,554
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$164.0	51,612	$3.18

(21) Segment Reporting

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

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

The following table presents financial information for each reportable segment (in millions):

	Year ended December 31,
	2017	2016	2015
Net Revenue:
Physician Services (1)	$6,542.4	$2,229.7	$1,336.8
Ambulatory Services	1,276.9	1,268.2	1,230.1
Total	$7,819.3	$3,497.9	$2,566.9

Adjusted EBITDA:
Physician Services (1) (2)	$655.5	$366.3	$266.2
Ambulatory Services (2)	253.5	240.1	226.1
Total	$909.0	$606.4	$492.3

Adjusted EBITDA:	$909.0	$606.4	$492.3
Net earnings attributable to noncontrolling interests	202.0	224.1	218.2
Interest expense, net	(231.1)	(142.4)	(121.5)
Depreciation and amortization	(288.9)	(137.6)	(97.5)
Share-based compensation	(40.9)	(28.6)	(15.0)
Net change in fair value of contingent consideration	(0.1)	2.6	(8.8)
Transaction and integration costs	(88.7)	(76.3)	(8.4)
Debt extinguishment costs	—	(30.3)	—
Impairment charges	(500.3)	(221.3)	—
Net gain (loss) on disposals and deconsolidations, net of noncontrolling interests	9.7	5.7	36.7
Net change in deferred taxes due to tax reform attributable to noncontrolling interests	(1.6)	—	—
Purchase accounting adjustments	—	(4.1)	—
Earnings (loss) from continuing operations before income taxes	$(30.9)	$198.2	$496.0

Acquisition and Capital Expenditures:
Physician Services (1)	$664.9	$406.4	$854.4
Ambulatory Services	81.8	77.4	168.6
Total	$746.7	$483.8	$1,023.0

	2017	2016
Assets:
Physician Services	$10,975.6	$10,978.5
Ambulatory Services	2,845.2	2,690.9
Assets held for sale	2,751.8	3,039.5
Total	$16,572.6	$16,708.9

(1)	On December 1, 2016, the Company completed the Merger. Accordingly, historical amounts from EHH for periods prior to that date are not included.

(2)
For the year ended December 31, 2017 and on a before tax basis, approximately $58.1 million of general corporate expenses, including allocations for corporate salaries and stock based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. This removal of corporate expenses resulted in a reduction of Adjusted EBITDA in the physician services and ambulatory services segments of $26.3 million and $7.8 million, respectively, for the year ended December 31, 2017.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

(22) Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - December 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$110.0	$10.2	$192.0	$—	$312.2
Insurance collateral	—	—	86.2	—	86.2
Accounts receivable, net	—	275.1	1,130.7	—	1,405.8
Supplies inventory	—	—	22.7	—	22.7
Prepaid and other current assets	7.5	75.8	82.7	(0.4)	165.6
Current assets held for sale	—	2,751.8	—	—	2,751.8
Total current assets	117.5	3,112.9	1,514.3	(0.4)	4,744.3
Property and equipment, net	10.8	103.2	188.7	—	302.7
Investments in and advances to affiliates	10,713.9	1,971.9	—	(12,529.1)	156.7
Intercompany receivable	2,924.9	227.7	—	(3,152.6)	—
Goodwill	—	1,543.3	—	5,992.8	7,536.1
Intangible assets, net	12.9	1,256.1	2,396.5	—	3,665.5
Other assets	50.0	43.6	73.7	—	167.3
Total assets	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$40.0	$0.1	$12.0	$—	$52.1
Accounts payable	2.0	23.1	37.1	—	62.2
Accrued salaries and benefits	5.5	218.1	324.4	—	548.0
Accrued interest	52.1	—	—	—	52.1
Other accrued liabilities	3.1	162.5	116.4	(0.4)	281.6
Current liabilities held for sale	—	399.1	—	—	399.1
Total current liabilities	102.7	802.9	489.9	(0.4)	1,395.1
Long-term debt, net of deferred financing costs	6,218.7	0.3	44.3	—	6,263.3
Deferred income taxes	940.0	—	149.3	—	1,089.3
Insurance reserves	6.0	106.3	206.2	—	318.5
Other long-term liabilities	35.5	78.5	35.9	—	149.9
Intercompany payable	—	2,673.6	479.0	(3,152.6)	—
Noncontrolling interests – redeemable	—	—	75.3	111.8	187.1
Equity:
Total Envision Healthcare Corporation equity	6,527.1	4,597.1	2,544.4	(7,141.5)	6,527.1
Noncontrolling interests – non-redeemable	—	—	148.9	493.4	642.3
Total equity	6,527.1	4,597.1	2,693.3	(6,648.1)	7,169.4
Total liabilities and equity	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$41.6	$45.0	$230.3	$—	$316.9
Insurance collateral	—	0.8	86.2	—	87.0
Accounts receivable, net	—	282.2	1,015.6	—	1,297.8
Supplies inventory	—	—	23.4	—	23.4
Prepaid and other current assets	21.2	58.3	56.6	(1.0)	135.1
Current assets held for sale	—	551.1	—	—	551.1
Total current assets	62.8	937.4	1,412.1	(1.0)	2,411.3
Property and equipment, net	11.6	96.5	192.7	—	300.8
Investments in and advances to affiliates	11,289.9	2,250.9	—	(13,426.1)	114.7
Intercompany receivable	2,324.9	291.2	—	(2,616.1)	—
Goodwill	—	1,580.6	—	6,003.4	7,584.0
Intangible assets, net	12.8	1,276.4	2,386.3	—	3,675.5
Other assets	31.3	54.2	59.4	(10.7)	134.2
Noncurrent assets held for sale	—	2,488.4	—	—	2,488.4
Total assets	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$35.0	$0.6	$11.0	$—	$46.6
Accounts payable	5.0	34.1	30.8	—	69.9
Accrued salaries and benefits	13.4	186.1	284.3	—	483.8
Accrued interest	51.4	—	—	—	51.4
Other accrued liabilities	3.9	147.4	102.9	(1.0)	253.2
Current liabilities held for sale	—	249.4	—	—	249.4
Total current liabilities	108.7	617.6	429.0	(1.0)	1,154.3
Long-term debt, net of deferred financing costs	5,749.0	0.3	40.9	—	5,790.2
Deferred income taxes	1,109.9	—	233.8	—	1,343.7
Insurance reserves	4.2	127.6	147.1	—	278.9
Other long-term liabilities	30.4	33.1	38.9	—	102.4
Noncurrent liabilities held for sale	—	468.6	—	—	468.6
Intercompany payable	—	2,290.1	326.0	(2,616.1)	—
Noncontrolling interests – redeemable	—	—	70.5	112.4	182.9
Equity:
Total Envision Healthcare Corporation equity	6,731.1	5,438.3	2,558.9	(7,997.2)	6,731.1
Noncontrolling interests – non-redeemable	—	—	205.4	451.4	656.8
Total equity	6,731.1	5,438.3	2,764.3	(7,545.8)	7,387.9
Total liabilities and equity	$13,733.3	$8,975.6	$4,050.5	$(10,050.5)	$16,708.9

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - Year Ended December 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$31.1	$1,768.9	$6,166.8	$(147.5)	$7,819.3
Operating expenses:
Salaries and benefits	77.9	1,609.7	3,940.4	(0.6)	5,627.4
Supply cost	—	5.1	217.7	(0.1)	222.7
Insurance expense	2.0	8.8	246.0	(112.6)	144.2
Other operating expenses	28.5	117.0	666.4	(34.2)	777.7
Transaction and integration costs	8.9	78.7	1.1	—	88.7
Impairment charges	—	500.3	—	—	500.3
Depreciation and amortization	6.0	212.8	70.1	—	288.9
Total operating expenses	123.3	2,532.4	5,141.7	(147.5)	7,649.9
Net gain (loss) on disposals and deconsolidations	—	25.7	(28.1)	—	(2.4)
Equity in earnings of affiliates	(311.2)	1,070.0	—	(736.6)	22.2
Operating income (loss)	(403.4)	332.2	997.0	(736.6)	189.2
Interest expense, net	27.3	159.3	44.5	—	231.1
Other income (expense), net	10.5	(15.2)	15.7	—	11.0
Earnings (loss) from continuing operations before income taxes	(420.2)	157.7	968.2	(736.6)	(30.9)
Income tax benefit	(192.2)	(23.0)	(281.6)	—	(496.8)
Net earnings (loss) from continuing operations	(228.0)	180.7	1,249.8	(736.6)	465.9
Net loss from discontinued operations	—	(491.9)	—	—	(491.9)
Net earnings (loss)	(228.0)	(311.2)	1,249.8	(736.6)	(26.0)
Less net earnings attributable to noncontrolling interests	—	—	202.0	—	202.0
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(228.0)	(311.2)	1,047.8	(736.6)	(228.0)
Preferred stock dividends	(4.5)	—	—	—	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(311.2)	$1,047.8	$(736.6)	$(232.5)

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of income tax	$(232.5)	$180.7	$1,047.8	$(736.6)	259.4
Loss from discontinued operations, net of income tax	—	(491.9)	—	—	(491.9)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(232.5)	$(311.2)	$1,047.8	$(736.6)	$(232.5)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(228.0)	$(315.2)	$1,047.8	$(736.6)	$(232.0)

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - Year Ended December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$30.8	$1,207.8	$2,309.7	$(50.4)	$3,497.9
Operating expenses:
Salaries and benefits	90.3	927.0	1,049.6	(6.3)	2,060.6
Supply cost	—	3.9	194.5	—	198.4
Insurance expense	2.6	13.8	31.0	(1.9)	45.5
Other operating expenses	21.5	12.3	426.1	(42.2)	417.7
Transaction and integration costs	27.2	49.0	0.1	—	76.3
Impairment charges	—	221.3	—	—	221.3
Depreciation and amortization	4.5	75.2	57.9	—	137.6
Total operating expenses	146.1	1,302.5	1,759.2	(50.4)	3,157.4
Net gain (loss) on disposals and deconsolidations	—	6.6	(0.9)	—	5.7
Equity in earnings of affiliates	114.0	299.2	—	(389.5)	23.7
Operating income (loss)	(1.3)	211.1	549.6	(389.5)	369.9
Interest expense (income), net	(8.5)	112.7	38.2	—	142.4
Debt extinguishment costs	30.3	—	—	—	30.3
Other income, net	1.0	—	—	—	1.0
Earnings (loss) from continuing operations before income taxes	(22.1)	98.4	511.4	(389.5)	198.2
Income tax expense (benefit)	(3.5)	(12.7)	12.9	—	(3.3)
Net earnings (loss) from continuing operations	(18.6)	111.1	498.5	(389.5)	201.5
Net earnings from discontinued operations	—	4.0	—	—	4.0
Net earnings (loss)	(18.6)	115.1	498.5	(389.5)	205.5
Less net earnings attributable to noncontrolling interests	—	1.1	223.0	—	224.1
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(18.6)	114.0	275.5	(389.5)	(18.6)
Preferred stock dividends	(9.1)	—	—	—	(9.1)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$114.0	$275.5	$(389.5)	$(27.7)

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of income tax	$(27.7)	$110.0	$275.5	$(389.5)	$(31.7)
Earnings from discontinued operations, net of income tax	—	4.0	—	—	4.0
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(27.7)	$114.0	$275.5	$(389.5)	$(27.7)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(18.6)	$113.8	$275.5	$(389.5)	$(18.8)

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Earnings - Year Ended December 31, 2015 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$28.6	$817.1	$1,799.9	$(78.7)	$2,566.9
Operating expenses:
Salaries and benefits	69.1	600.1	675.7	(0.5)	1,344.4
Supply cost	—	1.6	182.8	(0.1)	184.3
Insurance expense	1.0	16.6	13.6	—	31.2
Other operating expenses	23.6	73.9	317.1	(78.1)	336.5
Transaction and integration costs	1.8	6.6	—	—	8.4
Depreciation and amortization	3.9	42.0	51.6	—	97.5
Total operating expenses	99.4	740.8	1,240.8	(78.7)	2,002.3
Net gain (loss) on disposals and deconsolidations	—	37.3	(0.6)	—	36.7
Equity in earnings of affiliates	312.7	321.3	—	(617.8)	16.2
Operating income	241.9	434.9	558.5	(617.8)	617.5
Interest expense, net	41.1	66.9	13.5	—	121.5
Earnings from continuing operations before income taxes	200.8	368.0	545.0	(617.8)	496.0
Income tax expense	36.8	55.3	21.7	—	113.8
Net earnings from continuing operations	164.0	312.7	523.3	(617.8)	382.2
Net loss from discontinued operations	(1.0)	—	—	—	(1.0)
Net earnings	163.0	312.7	523.3	(617.8)	381.2
Net earnings attributable to noncontrolling interests	—	—	218.2	—	218.2
Net earnings attributable to Envision Healthcare Corporation stockholders	163.0	312.7	305.1	(617.8)	163.0
Preferred stock dividends	(9.1)	—	—	—	(9.1)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$153.9	$312.7	$305.1	$(617.8)	$153.9

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$154.9	$312.7	$305.1	$(617.8)	$154.9
Loss from discontinued operations, net of income tax	(1.0)	—	—	—	(1.0)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$153.9	$312.7	$305.1	$(617.8)	$153.9

Comprehensive income attributable to Envision Healthcare Corporation	$163.0	$312.7	$305.1	$(617.8)	$163.0

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$46.3	$532.5	$670.2	$(451.6)	$797.4
Cash flows from investing activities:
Acquisitions and related transactions	(427.5)	(758.6)	—	428.3	(757.8)
Acquisition of property and equipment	(3.9)	(166.4)	(38.6)	—	(208.9)
Purchases of marketable securities	—	—	(24.5)	—	(24.5)
Maturities of marketable securities	—	—	15.0	—	15.0
Other	—	(39.1)	33.2	—	(5.9)
Net cash flows used in investing activities	(431.4)	(964.1)	(14.9)	428.3	(982.1)
Cash flows from financing activities:
Proceeds from long-term borrowings	789.0	—	12.9	—	801.9
Repayment on long-term borrowings	(328.0)	(1.5)	(12.2)	—	(341.7)
Distributions to owners, including noncontrolling interests	—	(190.9)	(490.5)	451.6	(229.8)
Capital contributions	—	427.5	—	(427.5)	—
Financing cost incurred	(3.5)	—	—	—	(3.5)
Changes in intercompany balances with affiliates, net	3.2	203.5	(206.7)	—	—
Other financing activities, net	(7.2)	(16.5)	2.9	(0.8)	(21.6)
Net cash flows provided by (used in) financing activities	453.5	422.1	(693.6)	23.3	205.3
Net increase (decrease) in cash and cash equivalents	68.4	(9.5)	(38.3)	—	20.6
Cash and cash equivalents, beginning of period	41.6	59.7	230.3	—	331.6
Less cash and cash equivalents of held for sale assets, end of period	—	40.0	—	—	40.0
Cash and cash equivalents, end of period	$110.0	$10.2	$192.0	$—	$312.2

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2016 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$80.7	$240.0	$567.2	$(468.1)	$419.8
Cash flows from investing activities:
Acquisitions and related transactions	(388.5)	(398.2)	—	392.4	(394.3)
Acquisition of property and equipment	(1.4)	(60.8)	(37.3)	—	(99.5)
Increase in cash due to merger	—	50.4	115.4	—	165.8
Increase in cash due to consolidation of previously unconsolidated affiliates	—	—	31.4	—	31.4
Purchases of marketable securities	—	—	(1.6)	—	(1.6)
Maturities of marketable securities	—	—	3.8	—	3.8
Other	—	(17.4)	8.1	—	(9.3)
Net cash flows provided by (used in) investing activities	(389.9)	(426.0)	119.8	392.4	(303.7)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,500.0	—	9.2	—	4,509.2
Repayment on long-term borrowings	(4,045.6)	(0.1)	(16.4)	—	(4,062.1)
Distributions to owners, including noncontrolling interests	—	(215.0)	(480.9)	468.0	(227.9)
Capital contributions	—	388.5	—	(388.5)	—
Financing cost incurred	(103.4)	—	—	—	(103.4)
Changes in intercompany balances with affiliates, net	(11.4)	45.0	(33.6)	—	—
Other financing activities, net	(9.2)	2.8	3.2	(3.8)	(7.0)
Net cash flows provided by (used in) financing activities	330.4	221.2	(518.5)	75.7	108.8
Net increase in cash and cash equivalents	21.2	35.2	168.5	—	224.9
Cash and cash equivalents, beginning of period	20.4	24.5	61.8	—	106.7
Less cash and cash equivalents of held for sale assets, end of period	—	14.7	—	—	14.7
Cash and cash equivalents, end of period	$41.6	$45.0	$230.3	$—	$316.9

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - Year Ended December 31, 2015 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$40.4	$353.6	$490.2	$(346.2)	$538.0
Cash flows from investing activities:
Acquisitions and related transactions	(757.8)	(969.2)	—	764.3	(962.7)
Acquisition of property and equipment	(5.9)	(23.0)	(31.4)	—	(60.3)
Purchases of marketable securities	—	—	(3.9)	—	(3.9)
Maturities of marketable securities	—	—	4.2	—	4.2
Other	—	4.2	1.7	—	5.9
Net cash flows used in investing activities	(763.7)	(988.0)	(29.4)	764.3	(1,016.8)
Cash flows from financing activities:
Proceeds from long-term borrowings	546.0	—	14.1	—	560.1
Repayment on long-term borrowings	(379.7)	—	(12.9)	—	(392.6)
Distributions to owners, including noncontrolling interests	—	(109.9)	(451.2)	346.2	(214.9)
Capital contributions	—	757.8	—	(757.8)	—
Proceeds from common stock offering	466.8	—	—	—	466.8
Payments of equity issuance costs	(19.1)	—	—	—	(19.1)
Financing cost incurred	(1.1)	—	—	—	(1.1)
Changes in intercompany balances with affiliates, net	5.0	—	(5.0)	—	—
Other financing activities, net	(8.6)	(9.8)	3.1	(6.5)	(21.8)
Net cash flows provided by (used in) financing activities	609.3	638.1	(451.9)	(418.1)	377.4
Net increase (decrease) in cash and cash equivalents	(114.0)	3.7	8.9	—	(101.4)
Cash and cash equivalents, beginning of period	134.4	20.8	52.9	—	208.1
Cash and cash equivalents, end of period	$20.4	$24.5	$61.8	$—	$106.7

(23) Subsequent Events

The Company assessed events occurring subsequent to December 31, 2017 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements.

Item 8. Financial Statements and Supplementary Data - (continued)	Table of Contents

Quarterly Statement of Operations Data (Unaudited)

The following table presents certain quarterly statement of earnings data for the years ended December 31, 2017 and 2016. The quarterly statement of earnings data set forth below was derived from the Company’s unaudited financial statements and includes all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	2017				2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4 (1)
	(In millions, except per share data)
Net revenues	$1,878.6	$1,947.0	$1,990.7	$2,003.0	$724.7	$758.5	$822.2	$1,192.5
Earnings (loss) from continuing operations before income taxes	104.6	139.6	118.5	(393.6)	105.5	136.5	125.2	(169.0)
Net earnings (loss) from continuing operations	87.1	104.0	91.4	183.4	84.7	103.1	95.6	(81.9)
Net earnings (loss) from discontinued operations	(478.2)	3.9	(12.4)	(5.2)	—	—	—	4.0
Net earnings (loss)	(391.1)	107.9	79.0	178.2	84.7	103.1	95.6	(77.9)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders:
Continuing	30.7	50.2	40.7	137.8	28.6	43.8	37.7	(141.8)
Discontinued	(478.2)	3.9	(12.4)	(5.2)	—	—	—	4.0
Net earnings (loss)	$(447.5)	$54.1	$28.3	$132.6	$28.6	$43.8	$37.7	$(137.8)
Basic net earnings (loss) from continuing operations per share	$0.26	$0.43	$0.34	$1.15	$0.53	$0.82	$0.70	$(1.90)
Basic net earnings (loss) per share	$(3.84)	$0.46	$0.24	$1.10	$0.53	$0.82	$0.70	$(1.84)
Diluted net earnings (loss) from continuing operations per share	$0.26	$0.42	$0.33	$1.13	$0.53	$0.80	$0.69	$(1.90)
Diluted net earnings (loss) per share	$(3.84)	$0.45	$0.23	$1.08	$0.53	$0.80	$0.69	$(1.84)

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

We conducted an evaluation of effectiveness of our internal controls over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, effectiveness of controls and a conclusion on this evaluation. Our review excluded acquisitions that occurred in 2017, whose consolidated assets of approximately $812 million and whose net revenues of approximately $364 million, were included in the Company’s consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2017. We expect that our internal control system will be fully implemented at the acquired entities during 2018 and correspondingly evaluated by us for effectiveness. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Envision Healthcare Corporation
Nashville, Tennessee

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Envision Healthcare Corporation and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the merger of AmSurg Corp. and Envision Healthcare Holdings, Inc. as of December 1, 2016 appearing in Notes 1 and 4 to the consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the Company's acquisitions occurring during 2017, whose consolidated assets of approximately $812 million and whose net revenues of approximately $364 million, were included in the Company's consolidated balance sheet and statement of earnings as of and for the year ended December 31, 2017. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Item 9A. Controls and Procedures - (continued)	Table of Contents

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 1, 2018

Item 9A. Controls and Procedures - (continued)	Table of Contents

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017.  Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     Other Information

Not applicable.

Part III

Item 10.      Directors, Executive Officers and Corporate Governance

Information with respect to our directors, which will be set forth in our Definitive Proxy Statement for the Company's 2018 Annual Meeting of Stockholders (the 2018 Proxy Statement), is incorporated herein by reference.  Information concerning our executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers,” and is incorporated herein by reference.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, which will be set forth in our 2018 Proxy Statement, is incorporated herein by reference. Information with respect to our audit committee and audit committee financial experts, set forth in our 2018 Proxy Statement, is incorporated herein by reference.

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

Item 11.      Executive Compensation

Information required by this item, which will be set forth in our 2018 Proxy Statement, is incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to security ownership of certain beneficial owners and management and related stockholder matters and our equity compensation plans, which will be set forth in our 2018 Proxy Statement, is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Information with respect to certain relationships and related transactions and director independence, which will be set forth in our 2018 Proxy Statement, is incorporated herein by reference.

Item 14.      Principal Accounting Fees and Services

Information with respect to the fees paid to and services provided by our principal accountant, which will be set forth in our 2018 Proxy Statement is incorporated herein by reference.

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

2.3
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

3.2
Second Amended and Restated By-laws of Envision Healthcare Corporation as of October 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 31, 2017.

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

(3) Exhibits - (continued)	Table of Contents

Exhibit	Description

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

10.13	*
Increase Supplement, dated as of June 23, 2017, by and among the Company, the increasing lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each of the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 27, 2017).

10.14		Form of Indemnification Agreement with the Company’s directors (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.15	*	Severance and Retention Plan for Senior Management (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.16	*	Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K filed on May 27, 2016).

10.17	*
AmSurg Corp. Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.18	*
AmSurg Corp. Form of Performance Share Unit Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated February 9, 2015).

10.19	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K filed on November 22, 2013).

10.20	*
Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated January 6, 2012).

10.21	*
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

10.23	*	AmSurg Corp. Form of Restricted Share Award for Employees for 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated May 26, 2010).

10.24	*	AmSurg Corp. LongTerm Care Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.25	*	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Envision Healthcare Holdings, Inc.’s Registration Statement on Form S‑8 filed June 24, 2010).

10.26	*
Form of Option Agreement (Rollover Options) for CDRT Stock Plan (incorporated by reference to Exhibit 10.17 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

10.27	*
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

10.29	*
Envision Healthcare Holdings, Inc.’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.30	*
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

10.33	*
Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (incorporated by reference to Annex A to Envision Healthcare Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2014).

10.34	*
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

10.37	*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

10.38	*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017)

10.39	*
First Amendment to Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.40	*
First Amendment to Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.41	*
Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg Corp. and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K, dated November 22, 2013).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description
10.42	*
Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg Corp. and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated February 4, 2014).

10.43	*
Employment Agreement dated, July 16, 2014, between the AmSurg Corp. and Robert Coward (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.44	*
Amended and Restated Employment Agreement, dated as of December 1, 2016, by and between Envision Healthcare Holdings, Inc.’s and William A. Sanger (incorporated by reference to Exhibit 10.15 to Envision Healthcare Holdings, Inc.’s Current Report on Form 8-K filed on December 7, 2016).

10.45	*
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 to Emergency Medical Services Corporation’s Registration Statement on Form S‑1 filed August 2, 2005).

10.46	*
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2009).

10.47	*
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2009).

10.48	*
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.3 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

10.49	*
Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (incorporated by reference to Exhibit 10.13 to Emergency Medical Services Corporation’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2011).

10.50	*	Second Amended and Restated Employment Agreement, dated October 1, 2017, between the Company and Kevin D. Eastridge.

10.51	*	Employment Agreement, dated July 1, 2014, between Sheridan Healthcare, Inc. and Patrick B. Solomon.

10.52	*	Employment Agreement, dated February 28, 2018, between the Company and Craig A. Wilson.

10.53	*	Schedule of Non-employee Director Compensation.

10.54
Corporate Integrity Agreement, entered into December 19, 2017, by and among the Office of the Inspector General of the Department of Health and Human Services and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 19, 2017).

12.1		Statement of Computation of Ratios of Earnings to Fixed Charges.

21.1		Subsidiaries of the Company.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (included in the signature page hereto).

(3) Exhibits - (continued)	Table of Contents

Exhibit		Description

31.1		Certification of Chief Executive Officer pursuant to Rule 13a14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a14(a), as adopted pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.

	*	Management contract or compensatory plan, contract or arrangement

Item 16.      Form 10-K Summary: Not applicable.

135

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Envision Healthcare Corporation

Date: March 1, 2018

	By:	/s/ Christopher A. Holden
Christopher A. Holden
(President and Chief Executive Officer)

KNOW ALL MEN BY THESE PRESENTS, each person whose signature appears below hereby constitutes and appoints Christopher A. Holden and Kevin D. Eastridge, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher A. Holden	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018
Christopher A. Holden

/s/ Kevin D. Eastridge	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Kevin D. Eastridge

/s/ William A. Sanger	Chairman and Director	March 1, 2018
William A. Sanger

/s/ Carol J. Burt	Director	March 1, 2018
Carol J. Burt

/s/ James A. Deal	Director	March 1, 2018
James A. Deal

/s/ John T. Gawaluck	Director	March 1, 2018
John T. Gawaluck

/s/ Steven I. Geringer	Director	March 1, 2018
Steven I. Geringer

/s/ Joey A. Jacobs	Director	March 1, 2018
Joey A. Jacobs

/s/ Kevin P. Lavender	Director	March 1, 2018
Kevin P. Lavender

/s/ Cynthia S. Miller	Director	March 1, 2018
Cynthia S. Miller

/s/ Leonard M. Riggs, M.D.	Director	March 1, 2018
Leonard M. Riggs, M.D.

/s/ James D. Shelton	Director	March 1, 2018
James D. Shelton

/s/ Michael L. Smith	Director	March 1, 2018
Michael L. Smith