Form 10-K/A
period 2017-12-31
Envision Healthcare Corp
filed 2018-04-30
CIK 1678531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 17, 2018, 121,121,304 shares of the Registrant’s common stock were outstanding. The aggregate market value of the shares of common stock of the Registrant held by non-affiliates on June 30, 2017 (based upon the closing sale price of these shares as reported on the New York Stock Exchange as of June 30, 2017) was $7,325,596,447. This calculation assumes that all shares of common stock beneficially held by executive officers and members of the Board of Directors of the Registrant are owned by “affiliates,” a status which each of the officers and directors individually may disclaim.

Documents Incorporated by Reference

None.

Table of Contents to Amendment No. 1 to Annual Report on Form 10-K for the Year Ended December 31, 2017

Explanatory Note

Unless the context otherwise requires, “we,” “us,” “our,” “Envision” and the “Company” refer to the business of Envision Healthcare Corporation and its subsidiaries. References herein to “AmSurg” refer to AmSurg Corp. and references herein to “EHH” refer to Envision Healthcare Holdings, Inc., in each case prior to the completion of the Merger. References herein to the “Merger” refer to the strategic combination of AmSurg and EHH, which was consummated on December 1, 2016.

Envision is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Filing”). This Amendment amends Part III of the Original Filing to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Envision no longer intends to file its definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Annual Report is hereby deleted by this Amendment.

Part III

Item 10. Directors, Officers and Corporate Governance

Our Board of Directors

Set forth below is biographical information regarding the current members of our Board of Directors (our “Board”), including background information relating to each director’s business experience, qualifications, attributes and skills and why the Board and nominating and corporate governance committee believe each individual is a valuable member of the Board.

Class II Directors (Terms Expire in 2018)

JOHN T. GAWALUCK	Director since 2016

Mr. Gawaluck, 66, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, he served as a director of AmSurg from 2015 through the completion of the merger. Mr. Gawaluck, a certified public accountant, previously worked for Ernst & Young LLP for 41 years until his retirement in 2014. Mr. Gawaluck was an assurance partner at Ernst & Young from 1985 through 2014, and served in a variety of client service and firm leadership roles. During his time at Ernst & Young, Mr. Gawaluck served as the coordinating and quality review partner for several large public companies. Mr. Gawaluck was also an active member of Ernst & Young’s global partner group, a strategy and knowledge sharing association of Ernst & Young partners serving its top 100 global clients.

We believe Mr. Gawaluck’s over 40 years of experience in accounting and finance, including significant experience with respect to public company financial reporting, regulatory compliance and risk management, qualifies him to serve on our Board.

JOEY A. JACOBS	Director since 2016

Mr. Jacobs, 64, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, Mr. Jacobs served as a director of AmSurg from May 2013 through completion of the merger. Mr. Jacobs currently serves as Chairman and Chief Executive Officer of Acadia Healthcare, which he joined in February 2011. Mr. Jacobs has extensive experience in the behavioral health industry. He co-founded Psychiatric Solutions, Inc. (“PSI”) and served as Chairman, President and Chief Executive Officer of PSI from April 1997 to November 2010. Prior to founding PSI, Mr. Jacobs served for 21 years in various capacities with Hospital Corporation of America (also formerly known as Columbia and Columbia/HCA Healthcare). Mr. Jacobs also serves as a director of Cumberland Pharmaceuticals, The Nashville Healthcare Council, The Jason Foundation and Monroe Carell Jr. Children’s Hospital at Vanderbilt. Mr. Jacobs was recently nominated by Tennessee Governor Bill Haslam and confirmed by the Tennessee General Assembly to serve on the Middle Tennessee State University Board of Trustees.

We believe that Mr. Jacobs’ successful track record of public company leadership in the healthcare sector qualifies him to serve on our Board.

KEVIN P. LAVENDER	Director since 2016

Mr. Lavender, 56, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, Mr. Lavender served as a director of AmSurg from 2004 through the completion of the merger. Mr. Lavender currently serves as Executive Vice President and Head of Corporate Banking for Fifth Third Bank, overseeing a loan portfolio in excess of $50 billion. At Fifth Third, Mr. Lavender sits on the Corporate Credit, M&A Advisory, Returns and Concentration committees and is also an advisor on the ALCO committee. Previously, he served as Senior Vice President, Head of Corporate Healthcare Banking for Fifth Third from December 2005 through December 2009. Prior to assuming that position, Mr. Lavender was appointed by Tennessee’s Governor to serve as the Commissioner of the Tennessee Department of Financial Institutions from January 2003 to December 2005. In addition to his role as Commissioner, he also served as the Vice Chairman of the National Regulatory Committee for the Conference of State Bank Supervisors and was a member of the Board of Directors. Prior to being named Commissioner, Mr. Lavender was co-founder and served as Executive Vice President of Administration and Banking for MediSphere Health Partners, Inc. from May 1996 to October 2002.

We believe Mr. Lavender’s extensive financial services background, including his leadership in the area of corporate healthcare banking, qualifies him to serve as a director on our Board.

Part III

LEONARD M. RIGGS, JR., M.D.	Director since 2016

Dr. Riggs, 75, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, Dr. Riggs served as a director of EHH from August 2011 through completion of the merger. Dr. Riggs became a director of EHH in August 2011 and was previously a director of the predecessor to EHH from July 2010 to May 2011. He is a private investor and serves as an Operating Partner of CIC Partners, a private equity firm based in Dallas, Texas, and as an Affiliate Partner of Lindsay Goldberg, a private equity firm based in New York. Dr. Riggs was a founder of EmCare, and also served as its Chairman and Chief Executive Officer until 2001. As CEO of EmCare, he oversaw the company’s initial public offering and later sale to Laidlaw. Dr. Riggs has served on numerous boards, including Emergency Medical Services, Westwood Holdings and US Oncology and is a former president of the American College of Emergency Physicians.

We believe Dr. Riggs’ experience as a prominent physician with executive experience in emergency healthcare services qualifies him to serve on our board.

Class III Directors (Terms Expire in 2019)

JAMES A. DEAL	Director since 2016

Mr. Deal, 68, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, he served as a founding director of AmSurg from 1992 through completion of the merger. Mr. Deal has been a founder and Chief Executive Officer of several public and private healthcare services companies. He currently serves as President and Chief Executive Officer of Compassus, the fourth largest national hospice provider, as well as a provider of home health and palliative care. Prior to founding Compassus, Mr. Deal served as Chairman of private equity-owned INSPIRIS, Inspired Care for the Frail Elderly, and from November 2001 to December 2005, Mr. Deal served as Chairman and Chief Executive Officer of INSPIRIS. From September 1998 to June 2001, Mr. Deal served as a director, President, Chief Executive Officer of Center for Diagnostic Imaging, a national network of outpatient diagnostic imaging centers. Mr. Deal served as Executive Vice President of Healthways, a disease management company now known as Tivity Health, from January 1991 to August 1998, and as the founding President of Diabetes Treatment Centers of America, a Healthways subsidiary, from 1985 to August 1998. Mr. Deal served as a director of MedCath Corporation, a specialty owner and operator of cardiac care hospitals, from August 2009 until December 2012, where he was as a member of the audit committee.

We believe Mr. Deal’s extensive experience in finance and accounting, management, operations, strategic planning and business development and his 40 years of leading public and private companies in the healthcare services space, including as a senior executive and Chief Executive Officer of multi-site healthcare services companies, qualifies him to serve on our Board.

STEVEN I. GERINGER	Director since 2016

Mr. Geringer, 72, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the Merger, Mr. Geringer served as a director of AmSurg from March 1997, and as Chairman from July 2009, through the completion of the merger. Mr. Geringer has served as Chairman of Addus HomeCare since January 2016 as a director of MedEquities Realty Trust, a healthcare REIT, since 2015. From December 2012 until April 2015, Mr. Geringer was a Managing Director with Alvarez & Marsal, a global professional services firm, where he was Co-leader of its Healthcare Private Equity Services. From April 2015 through April 2017, Mr. Geringer served as a Senior Advisor with Alvarez & Marsal. Mr. Geringer serves as a director of FastPace Urgent Medical, a private-equity owned group of urgent care centers located in rural communities in the Southeast. He also recently served as Chairman of Imedex, a provider of continuing medical educational programs and as Chairman of Qualifacts Systems, Inc., a provider of electronic health record systems, until its sale in 2014. From 2002 to 2008, Mr. Geringer served as a director of Providence Service Corporation. In the last several years, Mr. Geringer served as a director and/or Chief Executive Officer for a number of privately-owned companies offering various provider services, including CCRx, Infuscience, WoundCare Specialists and Dental Services Group. Since 2008, Mr. Geringer has served as a member of the Distinguished Executive Council, an advisory group formed by Cressey & Co., a private equity firm. Previously, he served as President and Chief Executive Officer of PCS Health Systems, which was acquired by Eli Lilly & Company in 1996. Mr. Geringer became President of PCS when Clinical Pharmaceuticals, of which Mr. Geringer was a founder, Chairman and Chief Executive Officer, was acquired by PCS Health Systems. Prior, Mr. Geringer served as an officer of various companies in the hospital management, behavioral healthcare and managed care fields.

We believe that Mr. Geringer’s extensive experience as a senior executive and investor in the healthcare industry and his deep expertise in strategic planning, mergers and acquisitions, healthcare operations, and finance qualifies him to serve on our Board.

Part III

WILLIAM A. SANGER	Director since 2016

Mr. Sanger, 67, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. He currently serves as our Board’s non-executive Chairman, and previously served as the Company’s Executive Chairman from December 2016 to December 2017. Mr. Sanger was a director, President and Chief Executive Officer of EHH from May 2011 until the completion of the merger. Mr. Sanger served as Chairman of EHH from November 2014 to November 2016, as the President of EHH since 2008 and as Chief Executive Officer of EHH and its predecessor since February 2005. Prior to that, Mr. Sanger was appointed President of EmCare in 2001 and Chief Executive Officer of EmCare and American Medical Response in June 2002. Mr. Sanger served as President and Chief Executive Officer of Cancer Treatment Centers of America from 1997 to 2001. Mr. Sanger is also a co-founder of BIDON Companies, where he has been a Managing Partner since 1999. From 1994 to 1997, Mr. Sanger was co-founder and Executive Vice President of PhyMatrix, then a publicly-traded diversified health services company. In addition, Mr. Sanger was President and Chief Executive Officer of various other healthcare entities, including JFK Health Care System. Mr. Sanger serves as a director of Carestream Health Services and Healogics, and previously served as Chairman of Vidacare Corporation, a medical device company.

We believe Mr. Sanger’s more than 30 years of experience in the healthcare industry, including his experience both as an entrepreneur and a seasoned public company executive, qualifies him to serve on our Board.

JAMES D. SHELTON	Director since 2016

Mr. Shelton, 64, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH and was appointed lead independent director of the Board in January 2018. Prior to the merger, Mr. Shelton served as a director of EHH from 2015 through completion of the Merger. Mr. Shelton founded Triad Hospitals in 1999, where he served as Chairman, Chief Executive Officer and President until its sale in 2007. Prior to his leadership at Triad Hospitals, Mr. Shelton held numerous executive positions at Columbia/HCA Healthcare, serving as President of the Pacific Group from 1998 to 1999 and President of the Central Group from 1994 to 1998. Mr. Shelton served as Chairman of Omnicare from 2008 until its sale in 2015, and was also interim Chief Executive Officer of Omnicare from July through December 2010. From 1991 to 1994, he was Executive Vice President of National Medical Enterprises (now known as Tenet Healthcare). Mr. Shelton previously served on the board of directors of Optimal IMX, Inc., the Federation of American Hospitals and the American Hospital Association. He currently serves as independent presiding director of Ventas, a healthcare real estate investment trust, where he has been a director since 2008.

We believe that Mr. Shelton’s extensive executive, strategic and operational experience at Fortune 500 healthcare companies qualifies him to serve on our board.

MICHAEL L. SMITH	Director since 2016

Mr. Smith, 69, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, Mr. Smith served as a director of EHH from August 2011 through completion of the merger, serving as lead director from April 2015 through November 2016. Mr. Smith previously was a director of EHH’s predecessor from July 2005 to May 2011. Mr. Smith is a private investor and a founding partner of Cardinal Equity Fund and Cardinal Equity Partners, a private investment firm focused on middle-market investments. From 1996 until his retirement in January 2005, Mr. Smith held executive positions with Wellpoint (now Anthem), and its predecessors and affiliates, including as Executive Vice President and Chief Financial and Accounting Officer from 2001 until January 2005. Mr. Smith also serves as a director of Vectren Corporation, a gas and electric power utility, and Carestream Health Services, a provider of healthcare imaging solutions. He also serves as a director for a number of privately-held companies, including Hulman & Company, LDI, LLC, Agilon, Norvax, and Drive Medical Corporation. Previously, he was a director of hhgregg, Calumet Specialty Products Partners, InterMune, First Indiana Corporation, Brightpoint and Kite Realty Group Trust. Mr. Smith is a member of the Board of Trustees of DePauw University.

We believe that Mr. Smith’s over 30 years of executive, strategic and financial experience in the healthcare industry qualifies him to serve on our Board.

Part III

Class I Directors (Terms Expire in 2020)

CAROL J. BURT	Director since 2016

Ms. Burt, 60 was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, she served as a director of EHH from August 2011 through the completion of the merger. Ms. Burt, principal of Burt-Hilliard Investments, is a private investor and serves on the Operating Council and as a senior advisor to Consonance Capital Partners, a private equity firm focused on investing in the U.S. healthcare industry. Ms. Burt was formerly an executive officer of WellPoint (now Anthem), where she served from 1997 to 2007, most recently as Senior Vice President, Corporate Finance and Development. Ms. Burt was a member of the executive team that built WellPoint from a single state Blue Cross plan to one of the country’s leading health benefits companies. In her time at WellPoint, Ms. Burt was responsible for, among other things, corporate strategy, mergers and acquisitions, corporate finance, financial planning and analysis, budgeting and forecasting, investments, treasury, and real estate management. In addition, WellPoint’s financial services and international insurance business units reported to her. Prior to that, Ms. Burt was Senior Vice President and Treasurer of American Medical Response and oversaw its sale to Laidlaw. Ms. Burt spent 16 years with Chase Securities (now J.P. Morgan), most recently as founder, managing director and head of the Health Care Investment Banking Group. Ms. Burt also serves as a director of ResMed, a medical technology company specializing in equipment to treat respiratory disorders, and WellCare Health Plans, a provider of managed care services to government sponsored healthcare programs. Previously, Ms. Burt served as a director of Vanguard Health Systems until its acquisition by Tenet Healthcare and Transitional Hospitals Corporation until its acquisition by Vencor. Over the years, Ms. Burt, as a director or advisor, has also successfully helped guide portfolio companies for various private equity firms.

We believe Ms. Burt’s significant corporate governance, executive, strategic, operational, financial and investing experience in the managed care, provider and ancillary healthcare services industries qualifies her to serve on our Board.

CHRISTOPHER A. HOLDEN	Director since 2016

Mr. Holden, 54, has served as a director, President and Chief Executive Officer of the Company since completion of the Merger. Prior to the Merger, he served as a director, President and CEO of AmSurg from October 2007 through November 2016. Mr. Holden is a healthcare services industry veteran with more than 25 years of experience, having spent most of his career in multi-facility and multi-market healthcare management. Prior to joining AmSurg, Mr. Holden served as Senior Vice President and a Division President of Triad Hospitals, where he was a founding team member and officer from 1999 until its sale in 2007. From 1994 until 1999, Mr. Holden held several officer positions with Columbia/HCA Healthcare, now known as HCA Healthcare, Inc, including President of the West Division of the Central Group and President of the West Texas Division of the Central Group.

We believe that Mr. Holden’s over 25 years of experience working in the healthcare services industry, including his leadership as our President and Chief Executive Officer, qualifies him to serve on our Board. Accordingly, we believe Mr. Holden is qualified to serve on the Board.

CYNTHIA S. MILLER	Director since 2016

Ms. Miller, 61, was appointed to the Company’s Board in connection with the merger of AmSurg and EHH. Prior to the merger, Ms. Miller served as a director of AmSurg from 2011 through the completion of the merger. Ms. Miller served as Senior Vice President of Innovation and Pricing for Univita, a provider of extended care and home care services, from April 2011 until her retirement in June 2012. Prior to that, she served as an officer of WellPoint (now Anthem) from 2004 to December 2010 and as an officer of its predecessor, Anthem, from 1986 to 2004. At WellPoint, Ms. Miller served from March 2008 to December 2010 as Executive Vice President and Chief Actuary, through which she led pricing, product development, valuation, healthcare management support, mergers and acquisitions, forecasting and strategic planning related to healthcare reform. She also served from October 2006 to March 2008 as Senior Vice President and Chief Actuary, Commercial and Consumer Business and from January 2006 to October 2006 as Senior Vice President and Chief of Staff to the Chief Executive Officer of WellPoint, responsible for, among other things, the design and execution of key corporate management initiatives. During her tenure, she also had responsibility for the company’s risk management functions and led its merger, acquisition and divestiture activities. While at Anthem, Ms. Miller played a central role in its demutualization and subsequent initial public offering in 2001.

We believe Ms. Miller’s over 25 years of leadership experience with managed care and integrated healthcare system management companies, as well as her extensive experience in risk management and strategic planning for healthcare companies qualifies her to serve on our Board.

Part III

Executive Officers

The following table sets forth certain information regarding the persons serving as our executive officers.

Name	Age	Experience
Christopher A. Holden	54	President and Chief Executive Officer and Director of the Company since completion of the Merger. Prior to the Merger, Mr. Holden served from October 2007 through November 2016 as President and Chief Executive Officer and a director of AmSurg. Prior to October 2007, Mr. Holden served for over ten years in various capacities, including Division President, with Columbia/HCA Healthcare Corporation, now known as HCA, and Triad Hospitals, Inc.
Karey L. Witty	53	Executive Vice President & Chief Operating Officer since October 2017. Previously, Mr. Witty served as Chief Executive Officer of Corizon Health, Inc., a leading provider of correctional healthcare services in the United States, from October 2015 through September 2017. Mr. Witty served as Chief Financial Officer of naviHealth a post-acute care services company from January 2014 until October 2015, and as Chief Financial Officer of HealthSpring a managed care company from 2009 until 2012.
Brian L. Jackson	55	Executive Vice President and President - Physician Services since October 2017. From December 2016 to October 2017, Mr. Jackson served as Chief Operating Officer for Envision Physician Services, and served as Chief Operating Officer for AmSurg’s Sheridan division prior to the Merger. Prior to joining Sheridan in 2014, Mr. Jackson served as Division Vice President at DaVita Healthcare Partners, Inc. and as Senior Vice President of National Markets for Cardinal Health, Inc. Mr. Jackson also had a distinguished career as a US Army attack helicopter pilot.
Phillip A. Clendenin	54	Executive Vice President and President - Ambulatory Services since March 2018. From December 2016 to March 2018, Mr. Clendenin served as President of the Ambulatory Surgery Center Division of the Company. Prior to the Merger, Mr. Clendenin served as President-Ambulatory Services Division of AmSurg from November 2014 through November 2016, Executive Vice President-Operations of AmSurg from February 2013 to November 2014, and Senior Vice President of Corporate Services of AmSurg from March 2009 to February 2013. Prior to that, Mr. Clendenin served as Chief Executive Officer of River Region Health System, a hospital located in Vicksburg, Mississippi, from July 2001 to July 2008, and Chief Executive Officer of Greenview Regional Hospital, a hospital located in Bowling Green, Kentucky, from November 1997 to June 2001.
Kevin D. Eastridge	53	Executive Vice President and Chief Financial Officer since October 2017 and Senior Vice President and Chief Accounting Officer from December 2016 until October 2017. Prior to the Merger, Mr. Eastridge served as Senior Vice President of Finance of AmSurg from July 2008 through November 2016 and as Chief Accounting Officer from July 2004 through November 2016. Mr. Eastridge served in various capacities with AmSurg from March 1997 through July 2004, including Vice President of Finance and Controller.
Patrick B. Solomon	48	Senior Vice President and Chief Strategy Officer since completion of the Merger. Prior to the Merger, Mr. Solomon served as Senior Vice President and Chief Development Officer of AmSurg from June 2014 through November 2016. Mr. Solomon joined Sheridan, which AmSurg acquired in July 2014, in 2003, and served as Executive Vice President and Chief Development Officer of Sheridan from 2012 to 2014 and as Executive Vice President of Operations from 2003 to 2012.
Craig A. Wilson	49	Senior Vice President, General Counsel and Secretary since completion of the Merger. Prior to the Merger, Mr. Wilson served as Senior Vice President, General Counsel and Secretary of EHH from May 2011 through November 2016. Mr. Wilson has served in various capacities with EHH and its predecessors and affiliates since March 2000.

Part III

Corporate Governance

Information Regarding our Audit Committee and its Members

As more fully described in its charter, our Audit Committee has responsibility for, among other things, assisting our Board in oversight over our accounting, financial and external reporting policies and practices, the quality and integrity of financial statements, the independence, qualifications and performance of the Company’s independent registered public accounting firm, the performance of the Company’s internal audit and enterprise risk management function, the preparation of the report of the Audit Committee under the rules of the SEC, compliance with other legal and regulatory requirements primarily relating to accounting, auditing, taxation or other financial matters, and financing and capital allocation strategies, capital structure, financial policies, and financial condition, and review of related party transactions. Our audit committee is solely responsible for the appointment, compensation, retention and oversight of our independent registered public accounting firm. Current members of the Company’s Audit Committee are James A. Deal (Chair), Carol J. Burt, John T. Gawaluck, Cynthia S. Miller and Michael L. Smith, all of whom are independent directors. Messrs. Deal, Gawaluck, and Smith, and Ms. Burt are audit committee financial experts, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers and persons who own more than 10% of our common stock to timely file with us and the SEC initial reports of ownership and reports of changes in ownership. Based solely upon a review of filings with the SEC and written representations that no other reports were required, we believe that all filing requirements were met during 2017, except for the Form 4 filed on July 25, 2017 by Robert J. Coward, reporting the withholding of securities upon the vesting of shares.

Code of Ethics for the CEO and Senior Financial Officers

Our Chief Executive Officer and other executive officers are bound by all provisions of the Code of Ethics for the Chief Executive Officer and senior financial officers, including the Company’s chief financial officer and corporate officers with accounting and financial responsibilities (the “Code of Ethics”). The Code of Ethics includes provisions relating to ethical conduct, conflicts of interest, compliance with law and internal reporting of violations of the Code of Conduct. We intend to disclose amendments to or waivers from the Code of Ethics for the benefit of our Chief Executive Officer or other executive officers, if any, on our website.

Proxy Access By-Law

On February 21, 2018, the Board amended and restated the Company’s By-Laws (the “Bylaws”) to implement proxy access. Under the amended Bylaws, a qualifying shareholder, or a group of up to 20 such shareholders, owning at least three percent of the Company’s outstanding stock continuously for at least three years, will be able to nominate, and include in the Company’s annual meeting proxy materials, qualifying director nominees which shall not exceed the greater of two directors or 20% of the Board (rounded down), provided that the shareholders and nominees satisfy the eligibility, procedural and other requirements specified in the Bylaws.

Part III

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (CD&A) provides discussion and analysis of the components of our executive compensation program for our Named Executive Officers (NEOs), whose compensation is described in this Amendment. Our Board’s Compensation Committee reviews and approves our compensation policies, compensation arrangements for senior management, and compensation and benefit plans in which officers and directors are eligible to participate. Following the completion of the Merger, the Compensation Committee designed a new executive compensation framework to serve the needs of the combined company.

We have a history of active shareholder engagement and value the relationships we have developed over time. The feedback our shareholders have provided has greatly informed our compensation and governance programs. Following our 2017 “Say-On-Pay” vote, which received 52% favorable support from our shareholders, our executive leadership and independent members of our Board actively engaged with our major shareholders to solicit feedback on a range of corporate governance matters, including our executive compensation practices and philosophy. Our outreach team included members of executive management and independent members of our Board. The focus of these meetings was to provide an update on our strategic vision, operational priorities, the strength of our leadership team, as well as discuss our governance and executive compensation programs.

WHAT WE HEARD	»	WHAT WE DID

■Mixed reaction to the one-time RSU award granted to our CEO in early 2016 prior to the Merger. Certain of our shareholders viewed this award as insufficiently performance-based.		■Do not anticipate issuing similar, one-time CEO grants and have increased the performance-based component of the CEO’s long-term incentive award, tied to rigorous, pre-established financial metrics.
■Our 2016 performance-based equity incentive awards and short-term cash incentive plan both measured performance based on Adjusted EPS growth.
■Utilized different performance measures for our short-and long-term incentive programs. For 2017, long-term incentive plan awards will vest based on three-year TSR and Adjusted EPS performance and short-term cash incentive plan financial metric is based on one-year Adjusted EBITDA results.

■Favorable response to pay-for-performance elements of 2017 executive compensation program design.
■Kept the core design intact for our incentive plans for 2018, while eliminating corporate development performance goals for our short-term incentive plan and company contributions to our supplemental employee retirement plan.

Our Named Executive Officers

The following named executive officers include the Company’s Principal Executive Officer, Principal Financial Officer and the three other most highly compensated executive officers based on 2017 compensation they received. In addition, our NEOs for 2017 include our former Executive Chairman, William A. Sanger, who began serving as our non-executive Chairman commencing December 1, 2017, our former Chief Financial Officer, Claire M. Gulmi, who retired from her executive position effective October 2, 2017, our former President-Physician Services Group, Robert J. Coward, who resigned from the Company as of October 2, 2017, and Randel G. Owen, our former Executive Vice President and President-Ambulatory Services, who left the Company in connection with the divestiture of American Medical Response on March 14, 2018.

Our NEOs for 2017 are listed below:

Christopher A. Holden	President and Chief Executive Officer
Kevin D. Eastridge	Executive Vice President and Chief Financial Officer
Randel G. Owen	Former Executive Vice President and President - Ambulatory Services Group
Craig A. Wilson	Senior Vice President, General Counsel and Secretary
Patrick B. Solomon	Senior Vice President and Chief Strategy Officer
William A. Sanger	Former Executive Chairman
Claire M. Gulmi	Former Executive Vice President and Chief Financial Officer
Robert J. Coward	Former Executive Vice President and President - Physician Services Group

Part III

Executive Summary

On December 1, 2016, AmSurg and EHH completed the Merger, combining two leading healthcare companies to create a premier healthcare services provider organization offering clinical solutions on a national scale, well positioned to create value for its stockholders, health systems, payors, providers and patients. Our senior management team was instrumental in driving our integration efforts and executing our strategic plan following the completion of the Merger, including the following achievements.

PORTFOLIO MANAGEMENT	MARKET DEVELOPMENT	OPERATIONAL ENHANCEMENTS	2017 EXECUTIVE COMPENSATION DECISION
■Completed divestiture of AMR, with approximately $2.1 billion in net proceeds.
■Terminated an unprofitable population health services contract.
■Invested over $630 million in selective physician services and ambulatory services acquisitions during 2017.

■120+ new physician services contracts – significantly ahead of full-year organic growth targets.
■Effective cross-selling in 2017 with more than 70% of new contracts from expansions of existing health system relationships.

■Converted approximately 40% of previously out-of-network revenue to in-network status during 2017, which is expected to improve cash flows over time.
■Achieved $50 million in run-rate synergies from the Merger by year-end 2017.
■Initiated operational improvements designed to realize $50 million of incremental cost savings in 2018.

■After careful consideration of our 2017 financial and operating performance, and based on a recommendation from our CEO, the Compensation Committee determined that our performance did not warrant a short-term incentive payment to our NEOs for 2017.

Our Executive Compensation Philosophy

The primary objectives of our executive compensation policies are:

■	to attract and retain talented executives by providing compensation that is, overall, highly competitive with the compensation provided to executives at companies of comparable position in the healthcare services industry, and consistent with our annual budget, financial objectives and operating performance;
■	to provide appropriate performance-based short-term incentives for executives to meet or exceed the achievement of our annual financial performance and business goals; and
■	to closely align the interests of our executives with those of our stockholders and the long-term interests of the Company by providing the majority of our long-term incentive compensation in the form of equity-based compensation.

The Compensation Committee is committed to a strong and direct link between our financial and strategic performance and our executive compensation practices. In making executive compensation decisions, the Compensation Committee also exercises discretion to look beyond short-term financial performance measures to the executives’ achievement of specific strategic goals.

Our Executive Compensation Framework

The Compensation Committee has established the following executive compensation framework to closely align the interests of our leadership with those of our stockholders and create a strong link between our performance and our executive pay:

■	Long-term equity incentive program comprised of 60% performance share units linked to key performance metrics and 40% time-based restricted share units;
■	Performance share units linked to value-creating long-term performance goals based on adjusted earnings per share and three-year total shareholder return relative to the S&P Composite 1500 healthcare index; and
■	Short-term cash incentives designed to reward exceptional performance based on achievement of key performance indicators, including Adjusted EBITDA, and key individual performance indicators.

Part III

Our Compensation Governance Practices

As part of our Compensation Committee’s ongoing efforts to embrace compensation governance best practices, we have adopted the following approaches to compensation governance:

■Fully Independent Compensation Committee
■Robust Equity Ownership Guidelines for Executives and Directors
■Equity Awards with “Double Trigger” Vesting on Change of Control
■Restrictions on Hedging and Pledging of EVHC stock
■Pay for Performance Philosophy
■Short-Term Incentives Tied to Financial and Operating Performance
■Performance-Based Equity Awards
■Incentive Compensation Clawback Policy
■Minimum Vesting Requirements for Equity Awards
■No Excise Tax Gross-Ups
■CEO Self-Assessment and Performance Review
■Limited Executive Perquisites and Benefits
■Conduct Annual Risk Assessment of Executive Compensation Programs
■Use an Independent Compensation Consultant

Our Target Executive Pay Mix

Our Compensation Committee designed our 2017 executive compensation program so that performance-based pay elements comprise a significant portion of the executive compensation awarded to our NEOs. We believe this emphasis on pay-for-performance closely aligns our executive team’s interests with those of our shareholders and creates compelling incentives for value creation. The charts below show the target 2017 executive pay mix and at-risk compensation for our named executive officers.

CEO	OTHER NEOs

Role of the Compensation Committee in the Compensation Process

Our Compensation Committee approves the compensation arrangements for our senior management, including our executive officers, and reviews and makes recommendations to the Board regarding non-employee director compensation. The Compensation Committee also administers our equity incentive plans and other compensation plans in which our employees participate. It is the responsibility of the Compensation Committee to determine whether, in its judgment, our executive compensation policies are reasonable and appropriate, meet the stated objectives of those policies and effectively serve the best interests of the Company and our stockholders. Each member of the Compensation Committee is an “independent director” as defined under the applicable rules of the NYSE.

The Compensation Committee reviews our compensation policies on an annual basis based upon our financial performance, our annual budget, our position within the health care services industry, our peer group, and the compensation policies of similar companies in the health care services industry. The Compensation Committee seeks to ensure that our executive officers are paid appropriately for their contributions to the Company and that our overall compensation strategy supports our objective of creating shareholder value. The level and mix of compensation of individual executives is reviewed annually.

Part III

In setting and reviewing executive compensation, in addition to corporate performance, the Compensation Committee believes it is appropriate to consider the level of experience and responsibilities of each executive, as well as the personal contributions a particular individual may make to the success of the corporate enterprise, including the effective leadership of others who contribute to our success. Such qualitative factors as leadership skills, analytical initiative, potential for growth in overall abilities, contribution to the Company, and organizational development are deemed to be important qualitative factors to take into account in considering levels of compensation. No relative weight is assigned to these qualitative factors, which are applied subjectively by the Compensation Committee.

Review of Peer Companies

The Compensation Committee relies on several factors in its review of total direct compensation opportunities for our executives, including a review of peer group data and available market data from industry surveys, including from the Willis-Towers-Watson Executive Compensation Database. On an annual basis, the Compensation Committee identifies a peer group for purposes of its annual review of executive compensation. In selecting our peer group for 2017, the Compensation Committee focused on publicly traded healthcare companies of comparable scale and business characteristics that we compete with for executive talent, with an emphasis on healthcare services providers. Generally, our Compensation Committee targets total direct compensation for our executives within a competitive range of the median for our peer group and available market data. Our peer group includes the following companies:

Company	Ticker	2017 Net Revenue (Millions)*	Enterprise Value (Millions)*
DaVita Inc.	DVA	10,876.6	23,231.9
Encompass Health Corporation	EHC	3,919.0	7,782.7
Kindred Healthcare, Inc.	KND	6,034.1	4,046.5
Laboratory Corp. of America	LH	10,205.9	22,706.2
Lifepoint Health Inc.	LPNT	6,291.4	4,919.0
Magellan Health Inc.	MGLN	4,597.4	2,342.2
Mednax Inc.	MD	3,458.3	5,676.8
Molina Healthcare, Inc.	MOH	19,883.0	639.0
Quest Diagnostics Inc.	DGX	7,709.0	17,181.0
Select Medical Holdings Corp.	SEM	4,443.6	6,600.4
Tenet Healthcare Corp.	THC	19,179.0	18,408.0
Universal Health Services, Inc.	UHS	10,409.9	14,794.2
Wellcare Health Plans, Inc.	WCG	17,007.2	5,468.3
Envision Healthcare Corporation	EVHC	7,819.3	9,136.9
*	As of 12/31/2017

Role of Chief Executive Officer in Compensation Decisions

The Compensation Committee is responsible for all decisions regarding the compensation of our executive officers. The Compensation Committee annually evaluates the performance of our executive officers, and our Chief Executive Officer provides the Compensation Committee with his assessment of the performance of our executive officers, including himself, and makes recommendations regarding appropriate levels of compensation. Our Chief Executive Officer does not participate in the Compensation Committee’s deliberations regarding his own compensation.

Role of the Compensation Consultant

The Compensation Committee engages an independent compensation consulting firm to review the compensation program for our senior management, including the executive officers, and provide the Compensation Committee with relevant market and other data and alternatives to consider when making compensation decisions, including the mix of cash and non-cash compensation, and the form and value of equity-based awards. The Compensation Committee uses information provided by its compensation consultant and recommendations from our Chief Executive Officer to determine the appropriate level and mix of total compensation, including incentive compensation. The Compensation Committee’s consultant also advises the Compensation Committee with respect to the compensation arrangements for our non-employee directors. For 2017, the Compensation Committee retained F.W. Cook as its independent compensation consultant. The Compensation Committee assessed the independence of its compensation consultant and concluded that no conflict of interest existed that would prevent F.W. Cook from serving as an independent compensation consultant.

Part III

Advisory Say-on-Pay Frequency

At our 2017 Annual Meeting of Stockholders (the “2017 Annual Meeting”), our shareholders approved, on an advisory basis, holding future advisory votes on the executive compensation of our NEOs, or Say-on-Pay, on an annual basis. In response, our Board subsequently determined that the Company will hold an advisory Say-on-Pay vote annually.

Advisory Say-on-Pay Vote

At our 2017 Annual Meeting, our shareholders approved our Say-on-Pay proposal with approximately 52% of the votes cast in favor of the proposal. As discussed more fully under “Overview”, members of senior management and the Compensation Committee engaged extensively with our shareholders following our 2017 Say-on-Pay vote regarding our executive compensation practices and philosophy, and our Compensation Committee carefully considered shareholder perspectives to inform the Company’s executive compensation framework and pay-for-performance philosophy.

Elements of Executive Compensation

The following discussion describes the principal components of compensation for our NEOs for the year ended December 31, 2017, as well as the Compensation Committee’s decision making process.

Pay Element		Key Components	Why We Pay This to our NEOs	How We Determine this Pay Element	2017 Pay Decision
	Base Salary	Regular, fixed cash payment reviewed annually and adjusted based on merit and competitive analysis.	To establish competitive pay levels to attract and retain exceptional executive talent.	We consider Company performance, the executive’s performance, internal pay equity, market compensation data, and changes in core responsibilities of the executive.	2017 base salary determinations are described below.
	Short-Term Cash Incentives	Performance-based, variable cash compensation measured against short-term performance objectives.	To closely link executive pay with short-term value creation, rewarding exceptional performance against rigorous financial and strategic objectives.	Executives are eligible to receive cash incentives based on achievement of performance goals, including Adjusted EBITDA, corporate development goals, and key performance indicators.	Our Adjusted EBITDA financial goal for 2017 was not attained. While a portion of the bonus was payable based on achievement of organic development goals and key performance indicators, after consultation with our CEO, our Compensation Committee exercised its discretion to determine that short-term incentives would not be paid to NEOs for 2017.
	PSUs	Performance-based equity awards vesting based on Total Shareholder Return and Adjusted Earnings per Share growth over a three-year period.	Align long-term interests of executives with those of our shareholders by incenting value creation over a three-year performance period.	The number of PSUs that ultimately vest is based on achievement of TSR Goals and Adjusted EPS Goals across a range of 0% to 150% of target.	PSUs represent 60% of long-term incentive awards granted to our NEOs for 2017.
	RSUs	Time-based equity awards vesting over a three-year period.	Full-value awards reward longer-term value creation. Multi-year vesting promotes executive retention and continuity.	Internal pay equity, peer group analysis and individual performance.	RSUs represent 40% of long-term incentive awards granted to our NEOs for 2017.

Part III

The Compensation Committee’s Approach to Base Salary

We provide executive officers with base salaries to compensate them for services provided during the year. The Compensation Committee generally establishes base salaries for our executive officers on an annual basis at a meeting of the Compensation Committee held in the first quarter of the year. In determining whether an increase in base compensation for the executive officers is appropriate, the Compensation Committee considers the performance of the Company and the executive officer during the prior year, the executive officer’s level of base salary relative to other executive officers of the Company and executive officers at comparable companies, changes to the position and responsibilities of the executive officers, and the recommendations of the Chief Executive Officer. The weighting of these and other relevant factors is determined on a case-by-case basis for each executive officer.

Base Salary Determinations for 2017

For 2017, the Compensation Committee weighed these factors and approved increases in base salaries for Messrs. Holden, Wilson, Solomon, Coward, Owen, and Ms. Gulmi. Following the completion of the Merger, the Compensation Committee reviewed the total direct compensation, the performance of each executive officer, and the significant scale and scope of the combined company in making its determinations. The Compensation Committee increased Mr. Eastridge’s base salary following his appointment as Executive Vice President and Chief Financial Officer on October 2, 2017 based on his increased responsibilities, its consideration of relevant market data and internal pay equity. The following chart summarizes the 2017 base salary determinations for our named executive officers.

Name	2017 Base Salary	2016 Base Salary	Percentage Change
Christopher A. Holden	$1,200,000	$1,040,000	15.4%
President and Chief Executive Officer
Kevin D. Eastridge	$575,000	$465,000	23.7%
Executive Vice President and Chief Financial Officer*
Randel G. Owen	$770,000	$700,000	10.0%
Former Executive Vice President and President-Ambulatory Services
Craig A. Wilson	$480,000	$415,000	15.7%
Senior Vice President, General Counsel & Secretary
Patrick B. Solomon	$440,000	$400,000	10.0%
Senior Vice President and Chief Development Officer
William A. Sanger	$1,106,000	$1,106,000	—
Former Executive Chairman
Robert J. Coward	$820,000	$683,000	20.1%
Former Executive Vice President and President-Physician Services
Claire M. Gulmi	$636,000	$530,000	20.0%
Former Executive Vice President and Chief Financial Officer
*	Reflects Mr. Eastridge’s base salary following his appointment as Executive Vice President and Chief Financial Officer in October 2017.

The Compensation Committee’s Approach to Cash Incentives

The Compensation Committee believes that a substantial portion of our executive officers’ cash compensation should be performance-based. To link executive compensation and short-term performance, the Compensation Committee relies on annual cash bonuses awarded to our executive officers based upon the extent to which our actual earnings during a fiscal year meet or exceed earnings targets approved by the Compensation Committee for such fiscal year, and other specific performance measures related to each executive officer’s specific area of responsibility. Specific targets relating to an executive officer’s area of responsibility include targets relating to segment earnings, new acquisition and development activity, as well as personal performance goals approved by the Compensation Committee. Executive officers do not receive a bonus pursuant to the plan with respect to a bonus measure if performance was below the minimum target with respect to that measure. In establishing our annual cash bonus plan, the Compensation Committee reviews data prepared by its independent consultant and the recommendations of the Chief Executive Officer in determining the percentage of bonus earned, based upon specific performance targets and the maximum total bonus potential for the executive officers.

Part III

2017 Short-Term Incentive Determinations

For 2017, the Compensation Committee established a cash incentive plan designed to motivate and reward our executives for performance on key financial, strategic and individual performance goals over the year. For 2017, the Compensation Committee determined that Short-Term Incentive Plan Awards for Mr. Holden, Mr. Eastridge, Ms. Gulmi, Mr. Sanger, Mr. Wilson and Mr. Solomon would be based upon the achievement of 2017 Adjusted EBITDA targets, corporate development goals tied to acquisition and organic growth, and, except for Mr. Sanger, key performance indicators specific to their areas of primary responsibility. The Compensation Committee determined that Short-Term Incentive Plan awards for Messrs. Coward and Owen would be based upon the achievement of segment Adjusted EBITDA targets over which the executive had primary responsibility, Adjusted EBITDA targets for the Company, corporate development goals, and key performance indicators specific to the executives area of primary responsibility.

2017 Short-Term Incentive Plan - Bonus Metric Allocation

For the 2017 Short-Term Incentive Plan, the percentage of cash bonus allocated to each performance target for each of the NEOs are set forth in the table below.

Name	Adjusted EBITDA	Segment Adjusted EBITDA	Development Goals	Key Performance Indicators
Christopher A. Holden	50%	—	30%	20%
Kevin D. Eastridge	50%	—	30%	20%
Randel G. Owen	20%	40%	20%	20%
Craig A. Wilson	50%	—	30%	20%
Patrick B. Solomon	50%	—	30%	20%
William A. Sanger	70%	—	30%	—
Robert J. Coward	20%	40%	20%	20%
Claire M. Gulmi	50%	—	30%	20%

2017 Short-Term Incentive Plan - Target and Maximum Bonus Payments

The cash bonuses paid to each of the NEOs for 2017, and the target and maximum total bonus awards for each of them, as a percentage of their base salaries, is set forth in the table below.

Name	Target Cash Incentive ($)	Target Cash Incentive (as a % of Base Salary)	Maximum Cash Incentive ($)	Maximum Cash Incentive (as % of Base Salary)		Actual 2017 Cash Incentive ($)	Actual 2017 Cash Awarded (% of Base Salary)
Christopher A. Holden	1,800,000	150%	3,240,000	270%		—	0%
Kevin D. Eastridge(3)	487,480	100%	877,464	180%		—	0%
Randel G. Owen	924,000	120%	1,663,200	216%		—	0%
Craig A. Wilson	360,000	75%	648,000	135%		—	0%
Patrick B. Solomon	440,000	100%	792,000	180%		—	0%
William A. Sanger	2,212,000	200%	4,424,000	400%		—	0%
Robert J. Coward	984,000	120%	1,771,200	216	%(1)	—	0%
Claire M. Gulmi	636,000	100%	1,144,800	180	%(2)	—	0%
(1)	Mr. Coward was ineligible to receive a bonus as a result of his resignation from the Company.
(2)	Ms. Gulmi was eligible to receive a bonus pursuant to the Company’s retirement policies.
(3)	Mr. Eastridge’s target cash incentive based on actual base salary earned during 2017.

Part III

The bonus payable to each of the NEOs was dependent upon meeting or exceeding the bonus targets previously established by the Compensation Committee for each performance measure. The range of potential bonus achievement for each financial performance measure was 0% to 200%, while the range of potential bonus achievement applicable to individual key performance indicators was 0% to 100%. For 2017, the performance targets and associated results for the financial performance measures established under the Short-Term Incentive Plan were as follows (dollars in millions, except per share amounts):

2017 Targets(1)	Low (Threshold) ($)	High (Maximum) ($)	Actual Performance ($)	2017 Result (% of Target Cash Incentive)
Adjusted EBITDA	1,067,500	1,104,700	909,000	—
Organic Corporate Development Goals	57,500	63,500	60,000	7.5
M&A Corporate Development Goals	71,000	99,800	59,000	—
(1)	Refer to Appendix A for the Company’s definition of Adjusted EBITDA.

Our Adjusted EBITDA financial goal for 2017 was not attained. A portion of the bonus potential of each NEO was attained based on achievement of organic development goals and individual key performance indicators. After careful consideration of the Company’s financial and operating performance in 2017 and based on a recommendation from the CEO, our Compensation Committee exercised its discretion to determine that the Company’s overall performance did not warrant a short-term incentive payment to our NEOs for 2017.

Goal Setting Process: Short-term Incentive Goals Designed to Reward Exceptional Performance

The Compensation Committee considers the earnings and performance bonus targets above the minimum level to be a “reach” and thus, while designed to be attainable, achievement of those bonus targets requires strong performance and execution. For 2017, the Compensation Committee approved multiple performance levels ranging from 0% to 200% for each financial measure and 0% to 100% for key performance indicators. The bonus performance goals established by the Company for 2017 included rigorous financial and operating performance targets relating to corporate earnings, segment earnings, corporate and strategic development goals, and key performance indicators.

The Compensation Committee’s Approach to Long Term Equity Incentives

The Compensation Committee believes that an integral part of our executive compensation program are long-term equity-based compensation plans that align our executive officers’ long-range interests with those of our shareholders, All equity-based awards are granted pursuant to incentive plans approved by our shareholders. The Compensation Committee determines the components and amounts of equity-based awards to the executive officers based upon, among other factors, the recommendations of the Chief Executive Officer, with respect to executives other than the Chief Executive Officer, internal pay equity, prior equity grants, individual and Company performance, our annual budget and retention considerations, and the practices of peer group companies. The weighting of these and other relevant factors is determined on a case-by-case basis for each executive officer. Equity-based awards are granted in part to reward the senior executives for their long-term strategic management of the Company, and to motivate the executives to create long-term shareholder value.

2017 Long-Term Equity Incentive Decisions

During the first quarter of 2017, the Compensation Committee determined that 60% of the 2017 long-term incentive awards would be comprised of performance share units and 40% would be comprised of time-based restricted share units. The 2017 performance shares awarded to the Company’s NEOs will cliff vest after a three-year performance period based on (i) the Company’s Adjusted Earnings per Share performance on an absolute-basis (the “EPS Goals”) and (ii) the Company’s total shareholder return compared to the companies included in the S&P Composite 1500 Health Care Index over the same period (the “TSR Goals”), subject to the employee’s continued employment through the performance period. For the Company’s named executive officers, the vesting of performance share units will be 70% dependent on the Company’s achievement of the EPS Goals and 30% dependent on achievement of the TSR Goals during the performance period.

Part III

Mix of 2017 Annual Long-term Equity Incentive Awards

PERFORMANCE STOCK UNITS (60%) ■70% based on Adjusted Earnings per Share results over a 3-year period. ■30% based on Relative TSR Performance over a 3-year period.	RESTRICTED STOCK UNITS (40%) ■Time-based vesting over a 3-year period rewards long-term value creation.

In addition to the regular annual long-term incentive awards for 2017 described above, the Compensation Committee also approved the issuance of a one-time, time-based restricted stock unit award to Mr. Coward with a grant date value of $400,000 vesting in equal installments over a three-year period, subject to his continued employment. In making its decision, the Compensation Committee recognized Mr. Coward’s contributions in the growth of the Company’s Physician Services business, and the potential retention benefits of the award. Mr. Coward’s unvested equity awards, including this award, were subsequently forfeited by Mr. Coward upon his resignation from the Company on October 2, 2017. Under the terms of Mr. Sanger’s Employment Agreement negotiated in connection with the Merger, Mr. Sanger received a one-time, time-based restricted stock unit award with a value equal to $3,000,000 following the completion of the Merger, to incent Mr. Sanger in the creation of long-term value in his role as Executive Chairman. Accordingly, on January 30, 2017, Mr. Sanger was granted 44,816 restricted stock units, vesting over a three-year period, in satisfaction of this provision. In connection with the relocation of Mr. Wilson's principal office location in 2017, the Compensation Committee approved a one-time, time-based restricted stock unit award with a grant date value of $480,000, resting in equal installments over a three-year period subject to his continued employment, in lieu of certain severance benefits arising from his relocation.

The following table sets forth the mix and value of equity compensation awarded to our named executive officers in 2017.

Name	Target Value of Annual Equity Awards ($)	Target Value of Special Equity Awards ($)	Performance Stock Units (#)	Restricted Stock Units (#)
Christopher A. Holden	6,000,000	—	54,537	36,358
Kevin D. Eastridge(1)	625,000	—	5,681	3,787
Randel G. Owen	1,400,000	—	12,725	8,484
Craig A. Wilson	550,000	480,000	4,999	12,780
Patrick B. Solomon	500,000	—	4,545	3,030
William A. Sanger	4,424,000	3,000,000	40,212	71,624
Claire M. Gulmi	1,100,000	—	9,998	6,666
Robert J. Coward(2)	1,400,000	400,000	12,726	14,544
(1)	Reflects the mix and value of the 2017 long-term incentive awards received by Mr. Eastridge in February 2017, prior to his appointment as the Company’s Executive Vice President and Chief Financial Officer.
(2)	Mr. Coward’s equity awards received in 2017 were forfeited as result of his resignation from the Company.

2017 Performance of Long-Term Incentive Awards

The performance-based share units granted to our NEOs in 2017 include performance-based vesting terms that provide for the delivery of a number of shares of common stock equal to 0% to 150% of the number of performance units granted, based upon the Company’s achievement of performance targets related to cumulative Company adjusted earnings per share and total shareholder return during over a three year performance period. Based upon the decline in our share price during 2017 and our adjusted earnings per share results since the grant date, our executives are currently tracking at 0% of vesting in all performance awards issued in 2017.

Retirement Plans

The Compensation Committee believes that an important aspect of attracting and retaining qualified individuals to serve as executive officers involves providing methods for those individuals to save for retirement. Some of those methods are available to all of our employees generally, and some are available to a smaller group recognizing the limitations on amounts that may be saved under our qualified plans.

Part III

Supplemental Executive Retirement Plan

During 2017, the Company maintained a non-qualified deferred compensation plan allowing employees at the executive level of vice president or higher to make pre-tax contributions to an investment account established in the executive’s name. Executives were permitted to defer up to 50% of their base compensation and up to 50% of their bonus compensation otherwise payable during the calendar year. The program provided for a minimum contribution to the plan in an amount equal to 6% of the annual base compensation of the executives, with additional contributions to the plan up to a maximum of 18% of the annual base salary of such executives based upon the attainment of the performance goals established to measure performance under our 2017 Short-Term Incentive Plan. See “Short-Term Incentive Plan Target and Maximum Bonus” above.

During 2017, each of Messrs. Holden, Eastridge, Owen, Solomon, Wilson and Ms. Gulmi received plan contributions of 6% of his or her base salary. This reflects the minimum contribution amount under the plan. Participants in the supplemental executive retirement plan are fully vested in their contributions to the plan. Generally, the Company’s contributions to the plan vest in equal, annual installments over five years, subject to automatic vesting if the executive retires, dies or becomes disabled, if the plan terminates or if there is a change in control. Participants in the plan direct the investment of their accounts in investment alternatives that the Company selects. All contributions to the plan are subject to claims of our creditors. In February 2018, the Compensation Committee determined that the Company would no longer make contributions to the plan on behalf of executives. Our executives will continue to be permitted to make pre-tax contributions of earned compensation.

401(k) Plan

Substantially all salaried employees, including the named executive officers, are eligible to participate in our 401(k) savings plans. During 2017, the 401(k) plan for legacy AmSurg employees provided for a matching contribution of 50% of each executive’s voluntary salary contributions, with a maximum Company contribution of 50% of the first 6% of the participant’s salary contributed by the participant, up to a maximum voluntary contribution of $18,000 ($24,000 for employees aged 50 and over) in 2017. The 401(k) plan maintained for legacy Envision Healthcare Holdings, Inc. employees allowed the executives to contribute a maximum of 40% of their compensation up to a maximum of $18,000 ($24,000 for employees aged 50 and over) in 2017. The legacy Envision Healthcare Holdings, Inc. 401(k) plan provides for a company match of employee contributions up to a maximum of 50% of the first 6% of the employee’s salary per year.

Perquisites and Other Benefits

The Company does not generally provide material perquisites that are not, in the Compensation Committee’s view, integrally and directly related to the executive officers’ duties. Our executive officers also participate in other broad-based benefit programs that are generally available to our salaried employees, including health, dental and life insurance programs.

2018 Executive Compensation Decisions

Upon consideration of 2017 performance, available market data and internal pay equity, the Compensation Committee established 2018 base salaries, target bonus opportunities and target levels for regular long-term incentive awards for the Company’s NEOs, in the amounts set forth below:

Name	Base Salary ($)	Target Bonus ($)	Target Long- Term Incentive Awards ($)	Target Total Direct Compensation ($)
Christopher A. Holden	1,200,000	1,800,000	6,000,000	9,000,000
Kevin D. Eastridge	575,000	575,000	1,100,000	2,250,000
Craig A. Wilson	480,000	360,000	700,000	1,540,000
Patrick B. Solomon	440,000	440,000	600,000	1,480,000

Benefits of NEOs Upon Termination of Employment

We have employment agreements with each of our NEOs. The agreements provide for severance and the continuation of health and life insurance benefits in the event the executive officer is terminated without cause. The employment agreement with Mr. Holden provides for the acceleration of all time-based equity awards at the time of his termination without cause or for good reason. If Mr. Holden is terminated without cause or resigns for good reason within 12 months following a change in control, he will receive (i) three times his base salary, (ii) three times his target bonus and a pro rata portion of his bonus for the year of termination, (iii) continuation of coverage under the Company’s health and life insurance plans for a period of three years, and (iv) acceleration of all time-based equity awards held at the time of termination. If Mr. Solomon is terminated without cause or for good reason, he will be entitled to receive (i) two times his base salary, (ii) two times his target bonus and a pro rata portion

Part III

of his bonus for the year of termination, (iii) continuation of coverage under the Company’s health and life insurance plans for a period of two years, and (iv) acceleration of all time-based equity awards held at the time of termination. If either of Messrs. Eastridge or Wilson is terminated without cause or for good reason, including following any change in control of the Company, each of them will be entitled to receive (i) two times his base salary, (ii) a pro rata portion of his bonus for the year of termination, and (iii) continuation of coverage under the Company’s health and life insurance plans for a period of six-months. See “Potential Payments Upon Termination or Change in Control” below for information with respect to potential payments and benefits under the employment agreements with the NEOs and our other compensation arrangements upon the termination of the NEOs.

Compensation Risk Assessment

In 2017, the Compensation Committee reviewed the design and operation of our compensation programs, including whether they encourage excessive or inappropriate risk taking by our employees, including our NEOs. Based upon its review, the Compensation Committee determined that the Company’s compensation policies and practices, taken as a whole, are not reasonably likely to have a material adverse effect on the Company. Our compensation arrangements include base salaries at levels that the Compensation Committee believes provides employees with a steady income so that they are not encouraged to focus on short-term performance criteria to the detriment of other important Company measures. The performance measures used in our incentive-based compensation arrangements are primarily enterprise level measures rather than individual measures (which we believe encourages executives and other employees to focus on overall corporate performance rather than individual performance), provide for payments based upon multiple performance measures and at multiple levels of performance, and are capped at a specified percentage of annual salary. For long-term compensation, we grant equity-based awards that have multi-year vesting periods, which we believe aligns employees’ interests with the long-term interests of the Company and its stockholders.

Stock Ownership Guidelines

We have established stock ownership guidelines for our executive officers and non-employee directors. Our stock ownership guidelines require our Chief Executive Officer to maintain stock ownership valued at five times his base salary and require our other executive officers to maintain stock ownership valued at two and a half times their base salaries.

CEO

Executive Officers

Executive officers must retain 75% of equity holdings until they meet the guidelines. Executive officers are expected to meet these stock ownership guidelines within five years following their date of hire or promotion, as applicable. As of December 31, 2017, each of our named executive officers had met, or were making satisfactory progress toward meeting, his or her individual stock ownership level under our stock ownership guidelines. Officers who do not comply with the guidelines may not be eligible for future equity awards. Our stock ownership guidelines require our non-employee directors to maintain stock ownership valued at four times his or her annual cash retainer. Non-employee directors are expected to meet these guidelines within five years following their initial appointment to the Board and must retain 75% of equity holdings until they meet the guidelines. As of December 31, 2017, each of our non-employee directors had met, or were making satisfactory progress towards meeting, these guidelines. See “Outstanding Equity Awards at 2017 Year End” for additional information regarding outstanding equity awards held by our NEOs.

Part III

Recoupment Policy

The Company has adopted a recoupment policy that allows the Company to recover any incentive compensation awarded or paid based on (i) achievement of financial results that were subsequently the subject of a restatement due to material noncompliance with any financial reporting requirement under either GAAP or the federal securities laws, other than as a result of changes to accounting rules and regulations, or (ii) a subsequent finding that the financial information or performance metrics used by the Compensation Committee to determine the amount of the incentive compensation were materially inaccurate, in each case regardless of individual fault.

Anti-Hedging, Anti-Short Sale and Anti-Pledging Policies

The Company has established an anti-hedging policy that prohibits the Company’s officers from engaging in hedging or monetization transactions with respect to the Company’s securities, including, without limitation, prepaid variable forward contracts, equity swaps, collars, puts, calls or other derivative securities that are designed to hedge or offset a decrease in market value of the Company’s securities. The Company’s officers are also restricted from engaging in short sales related to the Company’s securities. The Company has established an anti-pledging policy that prohibits the Company’s officers from pledging the Company’s securities as collateral for a non-recourse loan, pledging the Company’s securities as collateral in a margin account, or pledging the Company’s securities that are required to comply with the Company’s stock ownership guidelines.

Tax and Accounting Matters

Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, generally disallows a tax deduction to public companies for compensation over $1,000,000 paid to certain of our NEOs. For 2017 and prior years, this limitation did not apply to compensation that qualified under Internal Revenue Service regulations as performance-based. Historically, the Compensation Committee considered the impact of Section 162(m) in the design of compensation arrangements, although it has not necessarily limited executive compensation to amounts deductible under Section 162(m). As part of the 2017 Tax Cuts & Jobs Act (the “Tax Reform Act”), which was signed into law on December 22, 2017, the ability to rely on the performance-based compensation exception was eliminated and the limitation on deductibility generally was expanded to include all NEOs. As a result of the Tax Reform Act, the Company will generally no longer be able to deduct any compensation paid to its NEOs in excess of $1,000,000 (excluding performance-based compensation that meets the requirements of Section 162(m) that was amended pursuant to a binding agreement in effect as of November 2, 2017).

Part III

2017 Summary Compensation Table

The following table sets forth information concerning total compensation earned during 2017 for our NEOs. As reflected in the table below, the primary components of the Company’s compensation program are cash compensation, consisting of a mix of base salary and cash bonus compensation, and equity compensation, consisting of restricted stock units and performance stock units.

Name	Year	Salary(1) ($)	Bonus ($)	Stock Awards(2)(7) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total ($)
Christopher A. Holden	2017	1,200,000	—	6,000,000	—	—	123,638	7,323,638
President and Chief	2016	1,040,000	—	19,000,000	—	1,560,000	126,391	21,726,391
Executive Officer	2015	1,000,000	—	4,280,980	—	1,700,000	190,800	7,171,780
Kevin D. Eastridge	2017	487,480	—	625,000	—	—	46,489	1,158,969
Executive Vice President	2016	392,000	—	646,807	—	305,760	48,596	1,393,163
and Chief Financial Officer	2015	370,000	—	517,990	—	314,500	71,543	1,274,033
Randel G. Owen	2017	770,000	—	1,400,000	—	—	65,419	2,235,419
Former Executive Vice President	2016	796,923	—	1,400,000	—	—	47,508	2,244,431
and President Ambulatory Services	2015	673,818	—	—	—	—	36,611	710,429
Craig A. Wilson	2017	480,000	—	1,030,000	—	—	38,475	1,548,475
Senior Vice President,	2016	415,000	—	—	—	—	13,707	428,707
General Counsel and Secretary	2015	395,000	—	—	—	44,969	8,569	448,538
Patrick B. Solomon	2017	440,000	—	500,000	—	—	31,700	971,700
Senior Vice President and	2016	400,000	—	400,010	—	676,000	40,000	1,516,010
Chief Strategy Officer	2015	400,000	—	459,987	—	320,400	72,000	1,252,387
William A. Sanger	2017	1,014,131	—	7,424,000	—	—	261,387	8,699,518
Former Executive Chairman	2016	1,670,131	—	4,424,000	—	—	837,853	6,931,984
	2015	1,140,865	—	—	—	—	345,495	1,486,360
Claire M. Gulmi(5)	2017	636,000	—	1,100,000	—	—	50,160	1,786,160
Former Executive Vice President	2016	530,000	—	1,060,000	—	413,400	63,694	2,067,094
Chief Financial Officer	2015	500,000	—	999,970	—	510,000	98,440	2,108,410
and Secretary
Robert J. Coward(6)	2017	766,911	—	1,800,000	—	—	20,892	2,587,803
Former Executive Vice President	2016	683,000	—	1,366,000	—	614,700	92,300	2,756,000
and President Physician Services	2015	657,280	—	788,730	—	887,328	118,310	2,451,648
(1)	The amounts shown reflect salary earned during the year which may differ from amounts set forth under “Base Salary Determinations for 2017” due in part to timing of annual adjustments, cash payout for accrued vacation, pay periods, and other adjustments.
(2)	Reflects the aggregate grant date fair value for the awards calculated in accordance with FASB ASC Topic 718. See Note 20(c) to our consolidated financial statements in the Original Filing regarding the assumptions underlying valuation of equity awards.
(3)	Reflects bonuses earned during the fiscal year pursuant to our cash bonus plan.
(4)	Reflects, for 2017, (a) Company matching contributions to the 401(k) plan of $12,000 for Mr. Holden and Ms. Gulmi, $7,289 for Mr. Eastridge, $8,100 for Mr. Wilson, Mr. Sanger and Mr. Owen, $5,300 for Mr. Solomon and Mr. Coward, (b) Company contributions to the supplemental executive retirement savings plan of $72,000 for Mr. Holden, $39,200 for Mr. Eastridge, $28,800 for Mr. Wilson, $26,400 for Mr. Solomon, $46,200 for Mr. Owen and $38,160 for Ms. Gulmi, (c) personal use of our plane, including commuting, valued at $37,638 for Mr. Holden, $118,606 for Mr. Sanger and $15,592 for Mr. Coward, (d) supplemental individual life insurance expense of $113,465 for Mr. Sanger, $11,119 for Mr. Owen and $1,575 for Mr. Wilson, (e) and other expenses, including auto allowance and maintenance and fuel expenses of $21,216 for Mr. Sanger.
(5)	Per the Company’s retirement policy, Ms. Gulmi is entitled to receive base salary through October 2, 2018.
(6)	Mr. Coward resigned from the Company on October 2, 2017.
(7)	Includes additional one-time, time-based restricted stock unit award of 9,447 shares to Mr. Wilson, 29,878 shares to Mr. Sanger, and 6,060 shares to Mr. Coward. Mr. Coward’s 2017 stock award was subsequently forfeited upon his resignation. See 2017 “Long-Term Equity Incentive Decisions.”

Part III

Grants of 2017 Plan-Based Awards

The following table sets forth information regarding the 2017 grants of plan-based awards to our NEOs, which were issued pursuant to the Envision Healthcare Corporation 2014 Equity and Incentive Plan and Envision Healthcare Corporation 2013 Omnibus Incentive Plan for Legacy Envision Employees.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards
Name	Grant Date	Threshold ($)(1)	Target ($)	Maximum ($)	Number of Shares of Stock (#)(2)	Grant Date Fair Value of Stock and Awards ($)(3)
Christopher A. Holden	3/2/2017	120,000	1,800,000	3,240,000	90,895	6,000,000
Kevin D. Eastridge	3/2/2017	32,499	487,480	877,464	9,468	625,000
Randel G. Owen	3/2/2017	61,600	924,000	1,663,200	21,209	1,400,000
Craig A. Wilson	3/2/2017	18,000	360,000	648,000	8,332	550,000
	8/15/2017	—	—	—	9,447	480,000
Patrick B. Solomon	3/2/2017	29,333	440,000	792,000	7,575	500,000
William A. Sanger	1/30/2017	—	2,212,000	4,424,000	29,878	3,000,000
	3/2/2017	—	—	—	81,958	4,424,000
Claire M. Gulmi	3/2/2017	38,160	636,000	1,144,800	16,664	1,100,000
Robert J. Coward	3/2/2017	54,667	984,000	1,771,200	27,270	1,800,000
(1)	The “Threshold” bonus amount is determined based upon the minimum bonus each NEO could earn pursuant to the applicable 2017 bonus plan.
(2)	Restricted stock units vest in three equal annual installments beginning on the first anniversary of the date of grant and performance units vest on the third anniversary of the grant date.
(3)	Reflects the aggregate grant date fair value for the awards calculated in accordance with FASB ASC Topic 718.

Part III

Outstanding Equity Awards at Year-End 2017

The following table sets forth information regarding outstanding equity awards held by the NEOs at December 31, 2017. Mr. Coward forfeited all unvested equity awards upon his resignation from the Company in October 2017, and has not been included in the following table.

			Restricted Stock Units		Performance Share Units		Stock Options
Name	Grant Date		Number of Shares of Stock that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)(1)	Number of Units that Have Not Vested (#)	Market Value of Shares of Stock that Have Not Vested ($)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Christopher A. Holden	1/30/2014	(2)	14,759	510,071	—	—	—	—	—	—
	2/3/2015	(2)	45,077	1,557,861	—	—	—	—	—	—
	2/2/2016	(3)	195,322	6,750,328	—	—	—	—	—	—
	3/2/2017	(4)	36,358	1,256,532	54,537	1,884,799	—	—	—	—
Kevin D. Eastridge	1/30/2014	(2)	2,699	93,277	—	—	—	—	—	—
	2/3/2015	(2)	5,766	199,273	—	—	—	—	—	—
	2/2/2016	(2)	7,577	261,861	—	—	—	—	—	—
	3/2/2017	(4)	3,787	130,879	5,681	196,335	—	—	—	—
Randel G. Owen	5/25/2011	(5)	—	—	—	—	401,919	—	11.05	5/25/2021
	2/24/2016	(6)	—	—	8,505	293,933	11,159	22,320	65.84	2/24/2026
	3/2/2017	(4)	8,484	293,207	12,725	439,776	—	—	—	—
Craig A. Wilson	5/25/2011	(5)	—	—	—	—	16,293	—	11.05	5/25/2021
	8/14/2013	(5)	—	—	—	—	1,742	436	68.87	8/14/2023
	3/20/2015	(5)	—	—	—	—	523	—	115.57	3/20/2025
	2/24/2016	(6)	—	—	2,521	87,126	3,308	6,616	65.84	2/24/2026
	3/2/2017	(4)	3,333	115,188	4,999	172,765	—	—	—	—
	8/15/2017	(4)	9,447	326,488	—	—	—	—	—	—
Patrick B. Solomon	7/16/2014	(2)	1,750	60,480	—	—	—	—	—	—
	2/3/2015	(2)	4,452	153,861	—	—	—	—	—	—
	2/2/2016	(2)	4,866	168,169	—	—	—	—	—	—
	3/2/2017	(4)	3,030	104,717	4,545	157,075	—	—	—	—
William A. Sanger	5/25/2011	(5)	—	—	—	—	1,563,534	—	11.05	5/25/2021
	2/24/2016	(6)	—	—	26,880	928,973	35,269	70,537	65.84	2/24/2026
	1/30/2017	(7)	29,878	1,032,584	—	—	—	—	—	—
	3/2/2017	(4)	26,808	926,484	40,212	1,389,727	—	—	—	—
Claire M. Gulmi	1/30/2014	(2)	4,338	149,921	—	—	—	—	—	—
	2/3/2015	(2)	10,829	374,250	—	—	—	—	—	—
	2/2/2016	(2)	12,417	429,132	—	—	—	—	—	—
	3/2/2017	(4)	6,666	230,377	9,998	345,531	—	—	—	—
(1)	Market value is determined based on the market price of our common stock on December 31, 2017 ($34.56 per share).
(2)	Time based equity awards vest, or the restrictions applicable to the awards lapse, in three equal installments beginning on the second anniversary of the date of grant.
(3)	Time based equity awards of 21,627 and 202,758 vest, or the restrictions applicable to the awards lapse, in three and four equal installments, respectively, beginning on the second anniversary and first anniversary of the of the date of grant, respectively.
(4)	Time based equity awards vest, or the restrictions applicable to the awards lapse, in three equal installments beginning on the first anniversary of the date of grant and performance units lapse three years from the date of grant.
(5)	Non-qualified stock options vest in five equal installments beginning on the first anniversary of the date of grant.
(6)	Non-qualified stock options vest in three equal installments beginning on the first anniversary of the date of grant. Time based equity awards vest, or the restrictions applicable to the awards lapse, three years from the date of grant and performance units lapse three years from the date of grant.
(7)	Time based equity awards vest, or the restrictions applicable to the awards lapse, in three equal installments beginning on the date of grant.

Part III

Option Exercises and Stock Vested During 2017

The following table shows the amounts received by our NEOs upon the vesting of restricted shares and restricted stock unit awards during 2017. None of the NEOs exercised any stock options in 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Christopher A. Holden	124,978	8,591,657
Kevin D. Eastridge	11,070	757,178
Randel G. Owen	—	—
Patrick B. Solomon	5,059	338,074
Craig A. Wilson	97	6,126
William A. Sanger	14,938	459,194
Claire M. Gulmi	20,457	1,400,266
Robert J. Coward	15,774	1,043,228
(1)	Pursuant to the terms of the applicable award agreement, certain of these shares were withheld to satisfy the Company’s tax withholding obligations.
(2)	The value realized upon the vesting of restricted shares is calculated based upon the closing price of our common stock on the applicable vesting date.

2017 Non-qualified Deferred Compensation

During 2017, the Company maintained a supplemental executive retirement plan for certain of its executive level employees. Executives could elect to defer a portion of their compensation otherwise payable to such executives during the calendar year, and the Company agreed to make annual contributions to the plan based on the Company’s Adjusted EBITDA achievement, with a minimum employer contribution of 6%, subject to a two-year vesting schedule. See “Retirement Plans-Supplemental Executive Retirement Plan” for additional information. The following table summarizes the activity during 2017 and the aggregate balances held by each of the NEOs at December 31, 2017 under the supplemental executive retirement plan.

Name	Executive Contributions In Last Fiscal Year(1) ($)	Company Contributions In Last Fiscal Year(2) ($)	Aggregate Earnings (Loss) in Last Fiscal Year ($)	Aggregate Balance at Last Fiscal Year-end(3) ($)
Christopher A. Holden	—	72,000	116,964	1,090,192
Kevin D. Eastridge	22,916	39,200	95,773	672,659
Randel G. Owen	—	46,200	—	46,200
Craig A. Wilson	—	28,800	—	28,800
Patrick B. Solomon	61,379	26,400	57,954	399,009
William A. Sanger	—	—	—	—
Robert J. Coward	—	—	25,237	192,314
Claire M. Gulmi	612	38,160	138,031	1,201,159
(1)	Reported as “Salary” in the 2017 Summary Compensation Table on page 20.
(2)	Reported as “All Other Compensation” in the 2017 Summary Compensation Table on page 20. Registrant contributions with respect to 2017 were funded in the second quarter of 2018 and, therefore, are not reflected under “Aggregate Balance at Last Fiscal Year End” above.
(3)	Includes vested and unvested contributions.

Part III

Potential Payments Upon Termination or a Change in Control

The following table shows the estimated amount of potential payments, comprised of cash and the estimated value of (a) continuing benefits under any existing employment agreements, (b) acceleration of unvested equity awards under equity grant agreements, plans or arrangements, and (c) acceleration of unvested supplemental executive retirement plan contributions, in the event of termination for specified reasons and/or a change-in-control of the Company assuming the NEO’s employment terminated effective December 31, 2017 and based on compensation and benefit levels in effect on December 31, 2017. Due to the numerous factors involved in estimating these amounts, the actual benefits and amounts payable can only be determined at the time of an executive’s termination from the Company. The price of our common stock on December 31, 2017 was $34.56.

Name(1)	Voluntary Termination	Retirement ($)	Involuntary Termination Without Cause or Termination for Good Reason ($)	For cause Termination	Termination upon a Change in Control ($)
Christopher A. Holden	—	12,086,489	18,008,406	—	21,159,710
Kevin D. Eastridge	—	939,457	2,873,934	—	2,931,765
Craig A. Wilson	—	637,482	2,343,200	—	1,969,672
Patrick B. Solomon	—	694,603	1,535,049	—	2,470,723
Randel G. Owen(2)	—	769,943	3,251,755	—	3,288,715
Claire M. Gulmi(3)	—	1,594,034	4,116,699	—	4,181,522
(1)	Messrs. Coward and Sanger were not employed as of December 31, 2017, and therefore have not been included in this table.
(2)	Mr. Owen left the Company on March 14, 2018 upon the divestiture of American Medical Response.
(3)	Ms. Gulmi, who retired from her executive position effective October 2, 2017, will continue to be employed by the Company until the first anniversary of her resignation.

Pay Ratio Disclosure

Pursuant to SEC rules, the Company is required to provide the ratio of the annual total compensation of Mr. Holden, our Chief Executive Officer, to the median annual total compensation of all of our employees (excluding Mr. Holden). For 2017, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $52,228. Mr. Holden’s annual total compensation for 2017 was $7,323,638. Based on this information, for 2017, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 140 to 1. This pay ratio is a reasonable estimate calculated in accordance with SEC rules based on our payroll and employment records and the methodology described below.

In identifying the median of the annual total compensation of all of our employees, we collected the payroll data of all employees, whether employed on a full-time, part-time, temporary or seasonal basis as of December 31, 2017. We also included all independent contractors whose compensation is determined by the Company. To identify the “median employee” for purposes of this disclosure, we used a determination date of December 31, 2017 and analyzed the wages reportable on Form W-2, in the case of employees, or income reportable on Form 1099, in the case of independent contractors. Salaries were annualized for employees starting employment in 2017 who did not work for the entire year. As of December 31, 2017, the Company’s employee population consisted of approximately 41,000 persons.

After identifying the median employee, we added together all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $52,228. With respect to our CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table appearing on page 20 of this Amendment, which is also in accordance with the requirements of Item 402(c)(2)(x).

Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the Company’s pay ratio disclosure may or may not be consistent with other employer calculations.

Compensation Committee Interlocks and Insider Participation

During 2017, Messrs. Lavender, Geringer, Smith and Williams served on our Compensation Committee. Mr. Williams resigned from the Board and our Compensation Committee in October 2017. None of the directors who served on our Compensation Committee during 2017 are an officer or employee of the Company or its subsidiaries. In addition, there are no relationships among our executive officers, members of the Compensation Committee or entities whose executives serve on the Board of Directors or the Compensation Committee that require disclosure under applicable SEC regulations.

Part III

Director Compensation Program. Each of our non-employee directors is entitled to receive an annual retainer of $90,000 for his or her services as a director and his or her attendance at meetings of the Board and its committees. The Chairs of the Audit, Compensation, Nominating and Corporate Governance, and Compliance and Quality Committees receive annual retainers of $35,000, $35,000, $25,000 and $25,000, respectively. Non-chair members of the Audit, Compensation, Nominating and Corporate Governance, and Compliance and Quality Committees receive an annual retainer of $25,000, $20,000, $20,000 and $20,000, respectively. Additionally, non-employee directors are entitled to receive an annual restricted stock unit award with a value of $175,000 on the grant date. Non-employee directors may also elect to (i) convert all or a portion of their cash retainers into deferred stock units to be paid at a later date or upon termination of Board service pursuant to the deferral terms of a deferred stock unit agreement or (ii) receive contributions to the Company’s Supplemental Retirement Plan in lieu of receiving their cash retainers. The Company also reimburses each non-employee director for regular expenses incurred in attending Board meetings and committee meetings. In addition to the standard compensation payable to non-employee directors, the Board's non-executive Chairman is entitled to receive an annual retainer of $150,000, and the Board's lead independent director is entitled to receive an annual retainer of $50,000. The following table sets forth the compensation paid to each of the persons who served as non-employee directors of the Company during fiscal 2017.

Name	Fees Paid in Cash ($)	Other ($)(1)	Stock Awards ($)(2)	Total ($)
William A. Sanger(3)	20,000	—	—	20,000
James A. Deal	125,000	—	175,000	300,000
Steven I. Geringer	130,000	—	175,000	305,000
Kevin P. Lavender	82,500	27,500	175,000	285,000
Cynthia S. Miller	140,000	—	175,000	315,000
Joey A. Jacobs	110,000	—	175,000	285,000
John T. Gawaluck	135,000	—	175,000	310,000
Carol J. Burt	140,000	—	175,000	315,000
Leonard M. Riggs	110,000	—	175,000	285,000
Richard J. Schnall(4)	14,375	—	—	14,375
James D. Shelton(5)	55,000	—	230,000	285,000
Michael L. Smith	150,000	—	175,000	325,000
Ronald A. Williams(6)	130,000	—	—	130,000
(1)	Represents contributions to the Company’s Supplemental Retirement Plan in lieu of cash fees.
(2)	Reflects the aggregate grant date fair value for awards calculated in accordance with FASB ASC Topic 718.
(3)	Mr. Sanger was entitled to receive prorated cash retainers for board service upon his resignation as an executive officer of the Company on December 1, 2017.
(4)	Mr. Schnall resigned from the Board in March 2017.
(5)	Mr. Shelton elected to receive deferred stock units in lieu of director cash retainers.
(6)	Mr. Williams resigned from the Board in October 2017.

Part III

APPENDIX A
DEFINITION OF NON-GAAP FINANCIAL MEASURE

This Amendment contains references to Adjusted EBITDA, a non-GAAP financial measure that excludes items from the most directly comparable financial measure calculated in accordance with GAAP. The following is a discussion of the Company’s use of Adjusted EBITDA.

Adjusted EBITDA. We define Adjusted EBITDA as earnings before interest expense, net, income taxes, depreciation, amortization, transaction and integration costs, share-based compensation, impairment charges, debt extinguishment costs, gain or loss on deconsolidations, net of noncontrolling interests, changes in contingent purchase price consideration, purchase accounting adjustments related to mergers and acquisitions, the impact of the Tax Cuts and Jobs Act of 2017 and discontinued operations. Adjusted EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA is an analytical indicator used by management and the health care industry to evaluate company performance, allocate resources and measure leverage. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows from operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Net earnings from continuing operations attributable to common stockholders is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most comparable to Adjusted EBITDA, as defined. We have not provided a reconciliation of Adjusted EBITDA, as Adjusted EBITDA is being presented solely to describe targets under the Company’s non-equity incentive plan.

Part III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the amount of our common stock beneficially owned by our directors and NEOs, and all of our directors and executive officers, as a group. All information is as of March 29, 2018.

Name	Outstanding Shares(1)	Acquirable within 60 Days(2)	Percent of Class(2)
Christopher A. Holden	570,924	—	*
Kevin D. Eastridge	55,237	—	*
Craig A. Wilson	37,346	25,174	*
Claire M. Gulmi	119,772	—	*
Robert J. Coward	95,948	—	*
Patrick B. Solomon	33,315	—	*
Randel G. Owen	130,472	413,078	*
William A. Sanger	179,641	1,634,071	1.48%
James A. Deal	36,882	—	*
Steven I. Geringer	36,686	—	*
Kevin P. Lavender	15,304	—	*
Cynthia S. Miller	19,375	—	*
Joey A. Jacobs	13,455	—	*
John T. Gawaluck	9,204	—	*
James D. Shelton	8,439	—	*
Michael L. Smith	22,224	—	*
Carol J. Burt	23,501	—	*
Leonard M. Riggs	57,530	—	*
All directors and executive officers as a group (22 persons)	1,578,723	2,072,323	2.96%
*	Represents less than 1% of our common stock
(1)	Includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. Also includes shares of restricted stock issued pursuant to the Company’s equity incentive plans. Individuals may vote shares of restricted stock, but may not transfer the shares until the end of the period of restriction. Mr. Deal disclaims beneficial ownership of the 100 shares of common stock held by his wife, which are included in the table.
(2)	Pursuant to the rules of the SEC shares of common stock that an individual owner has a right to acquire within 60 days pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the ownership of that owner, but are not deemed outstanding for the purpose of computing the ownership of any other individual owner. Likewise, the shares of common stock subject to options held by our director and executive officer that are exercisable within 60 days are all deemed outstanding for the purposes of computing the percentage ownership of all executive officers and directors as a group.

Part III

The following table shows certain information with respect to those persons that we know beneficially own more than 5% of our common stock. Unless otherwise indicated, each stockholder named in the table has sole voting and investment power with respect to all shares of stock listed as owned by that person.

Name and Address	Number of Shares of Common Stock	Percent of Class(1)
T. Rowe Price Associates, Inc.(2)	16,415,840	13.6%
100 E. Pratt Street,
Baltimore, MD 21202
The Vanguard Group, Inc.(3)	12,144,551	10.0%
100 Vanguard Blvd.,
Malvern PA 19355
Wellington Management Group, LLP(4)	11,917,508	9.8%
280 Congress Street
Boston, MA 02210
Maverick Capital, Ltd.(5)	10,002,182	8.3%
300 Crescent Court, 18th Floor
Dallas, TX 75201
The Goldman Sachs Group, Inc.(6)	9,210,981	7.6%
200 West Street
New York, NY 10282
BlackRock, Inc.(7)	8,028,329	6.6%
55 East 52nd Street
New York, NY 10055
(1)	Based on the number of shares of common stock outstanding at March 29, 2018.
(2)	This information is based upon Amendment No. 2 to Schedule 13G filed on February 14, 2018 by T. Rowe Price Associates, Inc. (“T. Rowe”), an investment adviser in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. T. Rowe reported sole voting power as to 5,812,880 shares of our common stock and sole dispositive power as to 16,415,840 shares of our common stock.
(3)	This information is based upon a Schedule 13G filed on February 8, 2018 by The Vanguard Group, Inc. (“Vanguard”), an investment adviser in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. Vanguard reported sole voting power as to 161,265 shares of our common stock, shared voting power as to 33,194 shares, sole dispositive power as to 11,961,852 shares, and shared dispositive power as to 182,699 shares.
(4)	This information is based upon Amendment No. 1 to Schedule 13G filed on February 8, 2018 by Wellington Management Group, LLP (“Wellington”), an investment adviser in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. Wellington reported shared voting power as to 4,704,670 shares of our common stock, and shared dispositive power as to 11,917,508 shares.
(5)	This information is based upon a Schedule 13G filed on February 12, 2018 by Maverick Capital, Ltd. (“Maverick”) an investment adviser in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. Maverick reported sole voting and dispositive power over 10,002,182 shares of our common stock.
(6)	This information is based upon a Schedule 13G filed on February 13, 2018 by Goldman Sachs Group Inc. (“Goldman”), an investment adviser in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. Goldman reported shared voting power and shared dispositive power as to 9,210,981 shares of our common stock.
(7)	This information is based upon Amendment No. 1 to Schedule 13G filed on January 29, 2018 by Blackrock, Inc. (“Blackrock”), a parent holding company or control person in accordance with Section 13d-1(b)(1)(ii)(E) of the Exchange Act. Blackrock reported sole voting power as to 7,040,108 shares of our common stock, and sole dispositive power as to 8,028,329 shares.

Part III

Securities Reserved for Issuance Under Equity Compensation Plans

The following table sets forth information about the Company’s common stock that was available for issuance under its equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be issued upon exercise of options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by
security holders	2,826,021	$19.70	5,806,647
Equity compensation plans not approved by
security holders	—	—	—
Total	2,826,021	$19.70	5,806,647

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Policies and Procedures for Related Person Transactions. Our Board has approved written policies and procedures with respect to the review and approval of certain transactions between us and a “Related Person” (a “Related Person Transaction”), which we refer to as our “Related Person Transaction Policy.” Pursuant to the terms of the Related Person Transaction Policy, any Related Person Transaction is required to be reported to the legal department, which will then determine whether it should be submitted to our audit committee for consideration. The audit committee must then review and decide whether to approve any Related Person Transaction. For the purposes of the Related Person Transaction Policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect interest.

A “Related Person,” as defined in the Related Person Transaction Policy, means any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the Company or a nominee to become a director of the Company; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of ten percent or more.

John Clark, a Vice President - Development of the Company, is the brother-in-law of Kevin Eastridge, our Executive Vice President and Chief Financial Officer. Mr. Clark is compensated in a manner consistent with our employment and compensation policies applicable to other employees of similar title and responsibility. The aggregate annual compensation paid by the Company to Mr. Clark exceeds $120,000.

Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm in 2017 and 2016. We have included below certain information regarding the fees billed to us by Deloitte for 2017 and 2016.

Part III

Fees Billed to Us by Deloitte for 2017 and 2016

Audit Fees

The aggregate audit fees billed by Deloitte for the years ended December 31, 2017 and 2016 were approximately $5,448,000 and $3,697,000, respectively. The fees include professional services for Deloitte’s annual audits and quarterly reviews of the Company’s financial statements and attestation of the effectiveness of the Company’s internal control over financial reporting required by Section 404 of the Sarbanes Oxley Act of 2002.

Audit-Related Fees

The aggregate fees billed by Deloitte for audit related fees for the fiscal years ended December 31, 2017 and 2016 were $50,000 and $328,000, respectively. The 2017 audit related fees are for accounting consultations. The 2016 audit related fees primarily include services provided in connection with the Merger and the divestiture of our medical transportation segment, as well as fees for accounting consultations.

Tax Fees

The aggregate fees billed by Deloitte for tax services for the fiscal years ended December 31, 2017 and 2016 were $1,865,000 and $1,112,000, respectively. These fees relate primarily to tax compliance reviews and related consultations.

All Other Fees

The aggregate fees billed by Deloitte for all other fees for each of the fiscal years ended December 31, 2017 and 2016 were $74,000 and $5,000, respectively, for Deloitte web-based accounting research system and other advisory services.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy requiring that our Audit Committee must pre-approve all audit and non-audit services provided to the Company by our independent registered public accounting firm. This policy is administered by our senior management, who report throughout the year to the Audit Committee. The Audit Committee pre-approved all audit and non-audit services provided by Deloitte during fiscal 2017 and 2016.

Auditor Rotation Policies

Deloitte maintains partner rotation policies in accordance with the rules promulgated by the SEC. Such rules require the rotation of the lead audit partner after five years.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The Company’s consolidated financial statements were filed as Item 8 of the Original Filing and are not being amended hereby.

Part IV

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of June 15, 2016, by and among by and among Envision Healthcare Holdings, Inc., AmSurg Corp., and New Amethyst Corp. (incorporated by reference to Annex A of the Company’s Registration Statement on Form S-4 initially filed on August 4, 2016).

2.2	Agreement and Plan of Merger, dated as of July 30, 2015, by and among AMR HoldCo, Inc., Ranch Merger Sub, Inc., WP Rocket Holdings, Inc. and Fortis Advisors LLC, solely in its capacity as initial holder representative (incorporated by reference to Exhibit 2.1 to Envision Healthcare Holdings, Inc.’s Current Report on Form 8-K, dated July 30, 2015).

2.3	Stock Purchase Agreement, dated as of August 7, 2017, by and among Air Medical Group Holdings, Inc., Emergency Medical Services LP Corporation, AMR Holdco, Inc. and, for certain purposes of the Agreement, Envision Healthcare Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 10, 2017).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

3.2	Second Amended and Restated By-laws of Envision Healthcare Corporation as of October 31, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated October 31, 2017).

4.1	Indenture, dated as of December 1, 2016, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.2	First Supplemental Indenture, dated as of December 1, 2016, by and between the Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.3	Second Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.4	Indenture, dated as of June 18, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated June 19, 2014).

4.5	First Supplemental Indenture, dated as of June 18, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto, and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.2 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated June 19, 2014).

4.6	Second Supplemental Indenture, dated as of September 10, 2014, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2014).

4.7	Third Supplemental Indenture, dated as of May 4, 2015, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2015).

4.8	Fourth Supplemental Indenture, dated as of November 23, 2015, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-K for the year ended December 31, 2015).

4.9	Fifth Supplemental Indenture, dated as of January 25, 2016, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2016).

4.10	Sixth Supplemental Indenture, dated as of November 30, 2016, by and among the former Envision Healthcare Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.11	Seventh Supplemental Indenture, dated as of December 1, 2016, by and among Envision Healthcare Intermediate Corporation, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.12	Eighth Supplemental Indenture, dated as of December 1, 2016, by and among Envision Healthcare Holdings, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

Part IV

Exhibit	Description
4.13	Ninth Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.14	Indenture, dated as of July 16, 2014, by and among AmSurg Escrow Corp., the subsidiary guarantors listed therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.15	First Supplemental Indenture, dated as of July 16, 2014, by and between AmSurg Corp. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.16	Supplemental Indenture, dated as of July 16, 2014, by and among AmSurg Corp., the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to AmSurg Corp.’s Current Report on Form 8-K, dated July 22, 2014).

4.17	Supplemental Indenture, dated as of August 17, 2016, among AmSurg Corp., the subsidiary guarantors identified therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to AmSurg Corp.’s Current Report on Form 8-K filed on August 18, 2016).

4.18	Supplemental Indenture, dated as of December 1, 2016, by and among AmSurg Corp., the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.19	Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.20	Supplemental Indenture, dated as of December 1, 2016, by and among the Company, the Subsidiary Guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.1	Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated June 1, 2011).

10.2	First Amendment, dated February 7, 2013, to the Term Loan Credit Agreement, dated May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated February 13, 2013).

10.3	Second Amendment, dated October 28, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated October 30, 2015).

10.4	Third Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated November 16, 2015).

10.5	Fourth Amendment, dated November 12, 2015, to the Term Loan Credit Agreement, dated May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Envision Healthcare Holdings, Inc.’s Form 8-K, dated November 16, 2015).

10.6	Fifth Amendment, dated as of January 26, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2016).

10.7	Sixth Amendment, dated as of July 25, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Envision Healthcare Holdings, Inc.’s Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 3, 2016).

Part IV

Exhibit		Description
10.8		Seventh Amendment, dated as of December 1, 2016, to the Term Loan Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as existing administrative agent and existing collateral agent and JPMorgan Chase Bank, N.A., as administrative agent under the Restated Credit Agreement and as collateral agent under the Restated Credit Agreement, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.9		ABL Credit Agreement, dated as of May 25, 2011, by and among CDRT Merger Sub, Inc., Deutsche Bank AG New York Branch, as administrative agent and collateral agent, and several lenders from time to time party thereto (incorporated by reference to Exhibit 10.3 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated June 1, 2011).

10.10		First Amendment, dated as of February 27, 2013, to the ABL Credit Agreement, dated as of May 25, 2011, by and among Emergency Medical Services Corporation, Deutsche Bank AG New York Branch, as an issuing lender, swingline lender, administrative agent and collateral agent, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the former Envision Healthcare Corporation’s Current Report on Form 8-K, dated February 27, 2013).

10.11		Second Amendment, dated as of February 6, 2015, among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as administrative agent and an additional lender, and Barclays Bank PLC, as additional lender (incorporated by reference to the Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.12		Third Amendment, dated as of December 1, 2016, to the ABL Credit Agreement, dated as of May 25, 2011, by and among the former Envision Healthcare Corporation, Deutsche Bank AG New York Branch, as swingline lender, as an issuing lender, as administrative agent for the lenders and as collateral agent for the Secured Parties and JPMorgan Chase Bank, N.A., as co-collateral agent under the Restated Credit Agreement, and the several lenders from time to time party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.13	*	Increase Supplement, dated as of June 23, 2017, by and among the Company, the increasing lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each of the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 27, 2017).

10.14		Form of Indemnification Agreement with the Company’s directors (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.15	*	Severance and Retention Plan for Senior Management (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.16	*	Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K filed on May 27, 2016).

10.17	*	AmSurg Corp. Form of Restricted Stock Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.18	*	AmSurg Corp. Form of Performance Share Unit Award Agreement for 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated February 9, 2015).

10.19	*	AmSurg Corp. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K filed on November 22, 2013).

10.20	*	Amended and Restated AmSurg Corp. Supplemental Executive & Director Retirement Savings Plan (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K dated January 6, 2012).

10.21	*	AmSurg Corp. Form of Restricted Share Award Agreement for Non-Employee Directors for 2006 Incentive Plan (incorporated by reference to Exhibit 99.3 to AmSurg Corp.’s Current Report on Form 8-K, dated February 21, 2007).

10.22	*	AmSurg Corp. Form of Non-Qualified Stock Option Agreement for Executive Officers – 2006 Incentive Plan (incorporated by reference to Exhibit 99.1 to AmSurg Corp.’s Current Report on Form 8-K, dated February 21, 2007).

10.23	*	AmSurg Corp. Form of Restricted Share Award for Employees for 2006 Incentive Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated May 26, 2010).

10.24	*	AmSurg Corp. Long-Term Care Plan (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Part IV

Exhibit		Description
10.25	*	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-8 filed June 24, 2010).

10.26	*	Form of Option Agreement (Rollover Options) for CDRT Stock Plan (incorporated by reference to Exhibit 10.17 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27	*	Form of Option Agreement (Matching and Position Options) for CDRT Stock Plan (incorporated by reference to Exhibit 10.18 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.28	*	Form of Rollover Agreement for CDRT Stock Plan (incorporated by reference to Exhibit 10.19 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.29	*	Envision Healthcare Holdings, Inc.’s 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.35 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-1/A (No. 333-189292), filed July 31, 2013).

10.30	*	Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.2 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.31	*	Amendment to the Amended and Restated CDRT Holding Corporation Stock Incentive Plan (Incorporated by reference to Exhibit 99.3 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.32	*	Form of Employee Stock Option Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Envision Healthcare Holdings, Inc.’s Registration Statement on Form S-8 (No. 333-190696), filed August 16, 2013).

10.33	*	Envision Healthcare Holdings, Inc. Senior Executive Bonus Plan, as amended and restated on March 26, 2014 (incorporated by reference to Annex A to Envision Healthcare Holdings, Inc.’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2014).

10.34	*	Form of Employee Stock Option Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.35	*	Form of Employee Restricted Stock Unit Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.36	*	Form of Director Restricted Stock Unit Agreement for 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Envision Healthcare Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.37	*	Form of Performance Share Unit Award Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.38	*	Form of Restricted Share Unit Award Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.39	*	First Amendment to Envision Healthcare Holdings, Inc. 2013 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.40	*	First Amendment to Amended and Restated AmSurg Corp. 2014 Equity and Incentive Plan (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2017).

10.41	*	Second Amended and Restated Employment Agreement, dated November 21, 2013, between AmSurg Corp. and Christopher A. Holden (incorporated by reference to Exhibit 10.1 to AmSurg Corp.’s Current Report on Form 8-K, dated November 22, 2013).

10.42	*	Third Amended and Restated Employment Agreement, dated January 30, 2014, between AmSurg Corp. and Claire M. Gulmi (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Current Report on Form 8-K, dated February 4, 2014).

10.43	*	Employment Agreement dated, July 16, 2014, between the AmSurg Corp. and Robert Coward (incorporated by reference to Exhibit 10.2 to AmSurg Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.44	*	Amended and Restated Employment Agreement, dated as of December 1, 2016, by and between Envision Healthcare Holdings, Inc.’s and William A. Sanger (incorporated by reference to Exhibit 10.15 to Envision Healthcare Holdings, Inc.’s Current Report on Form 8-K filed on December 7, 2016).

Part IV

Exhibit		Description
10.45	*	Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 to Emergency Medical Services Corporation’s Registration Statement on Form S-1 filed August 2, 2005).

10.46	*	Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.47	*	Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.48	*	Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.3 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.49	*	Letter agreement, dated May 25, 2011, between Randel G. Owen and CDRT Holding Corporation (incorporated by reference to Exhibit 10.13 to Emergency Medical Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.50	**	Second Amended and Restated Employment Agreement, dated October 1, 2017, between the Company and Kevin D. Eastridge (incorporated by reference to Exhibit 10.50 to the Company’s Form 10-K for the year-ended December 31, 2017).

10.51	**	Employment Agreement, dated July 1, 2014, between Sheridan Healthcare, Inc. and Patrick B. Solomon (incorporated by reference to Exhibit 10.51 to the Company’s Form 10-K for the year-ended December 31, 2017).

10.52	**	Employment Agreement, dated February 28, 2018, between the Company and Craig A. Wilson (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K for the year-ended December 31, 2017).

10.53	**	Schedule of Non-employee Director Compensation (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K for the year-ended December 31, 2017).

10.54		Corporate Integrity Agreement, entered into December 19, 2017, by and among the Office of the Inspector General of the Department of Health and Human Services and the Company (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 19, 2017).

12.1	**	Statement of Computation of Ratios of Earnings to Fixed Charges.

21.1	**	Subsidiaries of the Company.

23.1	**	Consent of Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney.

31.1	**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) dated March 1, 2018, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) dated March 1, 2018, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		Certification of Chief Executive Officer, pursuant to Rule 13a-14(a), dated April 30, 2018, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		Certification of Chief Financial Officer, pursuant to Rule 13a-14(a), dated April 30, 2018, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**	Interactive data files pursuant to Rule 405 of Regulation S-T; (i) the Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015.

*	Management contract or compensatory plan, contract or arrangement
**	Previously filed as an exhibit to the Original Filing

Part IV

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Envision Healthcare Corporation

Date: April 30, 2018

By:	/s/ Christopher A. Holden
Christopher A. Holden

(President and Chief Executive Officer)