Form 10-Q
period 2018-03-31
Envision Healthcare Corp
filed 2018-05-10
CIK 1678531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 4, 2018 there were outstanding 121,128,363 shares of the registrant’s Common Stock, $0.01 par value.

Table of Contents to Form 10-Q for the Three Months Ended March 31, 2018

i

Part I

Item 1. Financial Statements
Envision Healthcare Corporation Consolidated Balance Sheets (unaudited) (Dollars in millions, shares in thousands)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$767.4	$312.2
Insurance collateral	113.5	86.2
Accounts receivable, net of allowance of $2,554.5 at December 31, 2017	1,532.8	1,405.8
Supplies inventory	22.1	22.7
Prepaid and other current assets	98.2	165.6
Current assets held for sale	—	2,751.8
Total current assets	2,534.0	4,744.3
Property and equipment, net	284.0	302.7
Investments in unconsolidated affiliates	157.4	156.7
Goodwill	7,570.7	7,536.1
Intangible assets, net	3,657.7	3,665.5
Other assets	180.7	167.3
Total assets	$14,384.5	$16,572.6
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$12.7	$52.1
Accounts payable	50.4	62.2
Accrued salaries and benefits	471.0	548.0
Accrued interest	35.1	52.1
Other accrued liabilities	549.1	281.6
Current liabilities held for sale	—	399.1
Total current liabilities	1,118.3	1,395.1
Long-term debt, net of deferred financing costs of $93.0 and $97.3, respectively	4,608.5	6,263.3
Deferred income taxes	902.8	1,089.3
Insurance reserves	323.5	318.5
Other long-term liabilities	155.6	149.9
Commitments and contingencies
Noncontrolling interests – redeemable	186.3	187.1
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 121,105 and 121,021 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	6,012.6	6,008.9
Retained earnings	436.9	521.2
Accumulated other comprehensive income (loss)	0.8	(4.2)
Total Envision Healthcare Corporation equity	6,451.5	6,527.1
Noncontrolling interests – non-redeemable	638.0	642.3
Total equity	7,089.5	7,169.4
Total liabilities and equity	$14,384.5	$16,572.6

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (unaudited) (Dollars in millions, except earnings per share)

	Three Months Ended March 31,
	2018	2017
Revenues	$2,077.0	$2,855.8
Provision for uncollectibles (see Note 3)	—	(977.2)
Net revenue	2,077.0	1,878.6
Operating expenses:
Salaries and benefits	1,538.9	1,359.0
Supply cost	54.4	54.1
Insurance expense	47.6	37.6
Other operating expenses	190.8	184.1
Transaction and integration costs	21.4	21.5
Impairment charges	0.7	0.3
Depreciation and amortization	70.6	71.3
Total operating expenses	1,924.4	1,727.9
Net gain (loss) on disposals and deconsolidations	(1.0)	0.3
Equity in earnings of unconsolidated affiliates	5.8	4.9
Operating income	157.4	155.9
Interest expense, net	63.6	52.4
Other income (expense), net	(0.2)	1.1
Earnings from continuing operations before income taxes	93.6	104.6
Income tax expense	5.5	17.5
Net earnings from continuing operations	88.1	87.1
Discontinued operations:
Earnings from discontinued operations	3.5	10.0
Income tax expense from discontinued operations	(126.8)	(488.2)
Net loss from discontinued operations	(123.3)	(478.2)
Net loss	(35.2)	(391.1)
Less net earnings attributable to noncontrolling interests	51.2	54.1
Net loss attributable to Envision Healthcare Corporation stockholders	(86.4)	(445.2)
Preferred stock dividends	—	(2.3)
Net loss attributable to Envision Healthcare Corporation common stockholders	$(86.4)	$(447.5)

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings from continuing operations, net of income tax	$36.9	$30.7
Loss from discontinued operations, net of income tax	(123.3)	(478.2)
Net loss attributable to Envision Healthcare Corporation common stockholders	$(86.4)	$(447.5)

Basic earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.31	$0.26
Net loss from discontinued operations	(1.02)	(4.10)
Net loss	$(0.72)	$(3.84)
Diluted earnings (loss) per share attributable to common stockholders:
Net earnings from continuing operations	$0.30	$0.26
Net loss from discontinued operations	(1.01)	(4.10)
Net loss	$(0.71)	$(3.84)

Weighted average number of shares and share equivalents outstanding:
Basic	120,552	116,563
Diluted	122,354	119,475

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Net loss	$(35.2)	$(391.1)
Other comprehensive income, net of income tax:
Unrealized holding gain during the period, net of income tax	0.9	0.9
Comprehensive loss, net of income tax	(34.3)	(390.2)
Less comprehensive income attributable to noncontrolling interests	51.2	54.1
Comprehensive loss attributable to Envision Healthcare Corporation stockholders	$(85.5)	$(444.3)

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (unaudited) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional		Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Redeemable	(Permanent)	Equity)
Balance at December 31, 2017	121,021	$1.2	—	$—	$6,008.9	$521.2	$(4.2)	$642.3	$7,169.4	$187.1
Net earnings (loss)	—	—	—	—	—	(86.4)	—	18.5	(67.9)	32.7
Issuance of restricted stock	139	—	—	—	—	—	—	—	—	—
Stock options exercised	39	—	—	—	0.3	—	—	—	0.3	—
Stock repurchased	(94)	—	—	—	(6.3)	—	—	—	(6.3)	—
Share-based compensation	—	—	—	—	7.4	—	—	—	7.4	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	3.5	—	—	(4.7)	(1.2)	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(18.9)	(18.9)	(33.9)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(1.2)	—	5.7	0.8	5.3	0.4
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	0.9	—	0.9	—
Cumulative effect of accounting change	—	—	—	—	—	2.1	(1.6)	—	0.5	—
Balance at March 31, 2018	121,105	$1.2	—	$—	$6,012.6	$436.9	$0.8	$638.0	$7,089.5	$186.3

Balance at January 1, 2017	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9
Net earnings (loss)	—	—	—	—	—	(445.2)	—	18.8	(426.4)	35.3
Issuance of restricted stock	21	—	—	—	—	—	—	—	—	—
Stock options exercised	149	—	—	—	1.1	—	—	—	1.1	—
Stock repurchased	(128)	—	—	—	(8.7)	—	—	—	(8.7)	—
Share-based compensation	—	—	—	—	16.1	—	—	—	16.1	—
Dividends paid on preferred stock	—	—	—	—	—	(2.3)	—	—	(2.3)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	0.6	—	—	13.0	13.6	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(23.6)	(23.6)	(36.0)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(2.6)	—	—	(7.6)	(10.2)	0.4
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	0.9	—	0.9	—
Balance at March 31, 2017	117,520	$1.2	1,725	$0.1	$5,982.8	$306.2	$0.7	$657.4	$6,948.4	$182.6

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (unaudited) (In millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(35.2)	$(391.1)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	100.0	105.5
Amortization of deferred loan costs	4.3	4.2
Provision for uncollectibles	—	1,196.2
Net (gain) loss on disposals and deconsolidations	1.0	(0.3)
Share-based compensation	7.4	16.1
Deferred income taxes	27.9	504.2
Equity in earnings of unconsolidated affiliates	(5.8)	(5.1)
Impairment charges	0.7	0.3
Gain on held for sale assets	(14.7)	—
Increases (decreases) in cash, cash equivalents, restricted cash, and restricted cash equivalents net of acquisitions and dispositions:
Accounts receivable	(40.5)	(1,243.2)
Supplies inventory	0.2	(0.7)
Prepaid and other current assets	(2.3)	1.9
Accounts payable	(22.6)	(8.9)
Accrued expenses and other liabilities	23.0	(84.7)
Other, net	(6.1)	3.7
Net cash flows provided by operating activities	37.3	98.1
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(71.6)	(73.1)
Acquisition of property and equipment	(45.3)	(40.7)
Net proceeds from sale of medical transportation business	2,279.7	—
Purchases of marketable securities	(57.3)	(3.4)
Maturities of marketable securities	17.2	0.5
Other, net	1.1	17.3
Net cash flows provided by (used in) investing activities	2,123.8	(99.4)
Cash flows from financing activities:
Proceeds from long-term borrowings	125.5	3.7
Repayment on long-term borrowings	(1,824.2)	(11.9)
Distributions to noncontrolling interests	(53.1)	(60.5)
Other, net	(6.3)	(8.4)
Net cash flows used in financing activities	(1,758.1)	(77.1)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	403.0	(78.4)
Cash and cash equivalents, beginning of period (including restricted cash and restricted cash equivalents of $30.8 and $28.8, respectively)	383.0	360.4
Less cash, cash equivalents, restricted cash and restricted cash equivalents of held for sale assets, end of period	—	17.7
Cash and cash equivalents, end of period (including restricted cash and restricted cash equivalents of $18.6 and $39.0, respectively)	$786.0	$264.3

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation
Notes to the Unaudited Consolidated Financial Statements

(1) Basis of Presentation

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. In the opinion of management, the unaudited interim consolidated financial statements contained in this report reflect all normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities generally three months or less when purchased. Cash and cash equivalents are reflected in the financial statements at cost, which approximates fair value.

Restricted Cash and Marketable Securities

As of March 31, 2018 and December 31, 2017, the Company held restricted cash and cash equivalents of $18.6 million and $30.8 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

Supplemental Cash Flow Data

The following presents supplemental cash flow statement disclosure (in millions):

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow information:
Interest payments	$94.9	$87.1
Income tax paid, net of refunds	$(0.5)	$5.3

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

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements and these notes have been reclassified to conform to the current period presentation and prior annual period presentations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 “Revenue from Contracts with Customers,” Accounting Standards Codification (ASC) as topic 606 (ASC 606), which eliminated the transaction and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. As a result of using this approach, the Company recognized the cumulative effect adjustment to increase

Item 1. Financial Statements - (continued)	Table of Contents

retained earnings $0.5 million for initial application of the guidance at the date of initial adoption. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall," as amended by ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities” in February 2018, which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. The Company adopted the provisions of ASU 2016-01 and ASU 2018-03 as of January 1, 2018 resulting in a cumulative effect adjustment to retained earnings related to the unrealized gain on corporate equity securities. The adjustment of $1.6 million was reclassified out of accumulated other comprehensive income (loss) and into retained earnings. Prior to adoption, the corporate equity securities related unrealized gains and losses were reported as a separate component of accumulated other comprehensive income (loss). Effective January 1, 2018 the change in fair value on corporate equity securities is reported as a component of other income (expense), net in the accompanying consolidated statements of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018. This standard did not have an impact on our consolidated financial statements, results of operations or cash flows upon adoption.

Effective January 1, 2018, the Company retrospectively adopted a change in accounting principle related to the adoption of ASU No. 2016–18, Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force. This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. Accordingly, upon adoption the Company used the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $28.8 million in the beginning and $39.0 million in the ending cash, cash equivalents, and restricted cash balances for the three months ended March 31, 2017.

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (the Act) that are stranded in accumulated other comprehensive income (loss). This standard also requires certain disclosures about stranded tax effects. ASU 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted for interim periods within those years. The Company adopted ASU 2018-02 as of January 1, 2018. This standard did not have an impact on our consolidated financial statements, results of operations or cash flows upon adoption.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118)." The standard amends ASC 740, Income Taxes to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 pursuant to SAB 118. The guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the

Item 1. Financial Statements - (continued)	Table of Contents

change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Additional information regarding the adoption of this standard is contained in Note 14.

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

The physician services segment also has partnerships with health systems that are considered VIEs. The Company consolidates the majority of the partnerships with health systems as the Company is the primary beneficiary due to its ability to direct the majority of activities that most significantly impact the economic performance of the partnership, which generally occurs through a management services agreement. Therefore, the results of consolidated partnerships are reflected as a component of the accompanying consolidated balance sheets, statements of operations and statements of cash flows.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of March 31, 2018 and December 31, 2017, were $1.29 billion and $1.56 billion, respectively, and the total liabilities of the consolidated VIEs were $1.06 billion and $1.31 billion, respectively. Included in total assets as of March 31, 2018 and December 31, 2017 were $261.1 million and $248.4 million, respectively, of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.

Item 1. Financial Statements - (continued)	Table of Contents

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

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of March 31, 2018 and December 31, 2017, were $362.3 million and $375.3 million, respectively, and the total liabilities of the consolidated VIEs were $119.5 million and $119.8 million, respectively. Included in total assets as of March 31, 2018 and December 31, 2017, were $172.0 million and $178.4 million of assets, which were restricted as to use due to the Company's ownership percentage in these entities and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $22.1 million and $19.3 million of debt guaranteed by the Company at March 31, 2018 and December 31, 2017, respectively.

Unconsolidated Variable Interest Entities

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in 32 LLCs and LPs through its equity interests; however, the Company is not the primary beneficiary of these entities as it does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. In each of the investments, the Company is not obligated to contribute any additional capital beyond its initial contribution and its maximum exposure to loss is limited to the initial capital contribution. As a result, the Company has accounted for these investments under the equity method of accounting and net earnings or loss from these investments is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. See Note 8 for further information.

The Company recognized management and billing fees associated with these investments totaling $1.8 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $3.8 million and $3.9 million as of March 31, 2018 and December 31, 2017, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

(3) Revenue Recognition and Accounts Receivable

Revenue Recognition

On January 1, 2018 the Company adopted ASC 606. The presentation of the amount of earnings from operations and net earnings were unchanged upon adoption of the new standard; however, adoption of the new standard resulted in changes to the presentation of revenues and the provision for uncollectibles in the consolidated statements of operations. Previously, the estimate for unrealizable amounts was recorded to the provision for uncollectibles and presented as a separate deduction to arrive at net revenue. Upon adoption, the estimate for unrealizable amounts is now reflected as implicit price concession as a reduction to arrive at net revenue.

The majority of our revenue is generated from fee for service patient revenue, which is derived principally through contracts originating from the provision of physician services during episodes of care to patients of healthcare facilities and from facility fees for procedures performed at surgery centers. These episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach to sources of patient revenue, applied by specialty to each healthcare facility or surgery center. At this level, each portfolio shares the characteristics conducive to ensuring that the results do not materially differ from the new standard if it were to be applied to individual patient contracts related to each episode of care. Accordingly, there was not a change in the Company's method to recognize revenue. Additionally, through practical expedients, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant and expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year. Subsequent changes that are determined to be a result of an adverse change in the customer's ability to pay, are recorded as bad debt within other operating expenses. Due to the nature of ambulatory services segment, the Company has the ability to assess the ultimate

Item 1. Financial Statements - (continued)	Table of Contents

collection for substantially all of the patient service revenue before services are provided as those services are pre-scheduled and non-emergent.

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

Estimating net revenue is a complex process, largely due to the volume of transactions, the number and complexity of contracts with payors, the limited availability, at times, of certain patient and payor information at the time services are provided, and the length of time it takes for collections to fully mature. Patients are billed for services provided, and the Company receives payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. The Company recognizes fee for service revenue, net of contractual adjustments and discounts for uninsured patients, at the time services are provided by healthcare providers. In the period services are provided, the Company estimates gross charges based on billed services plus an estimate for unbilled services based on pending case data collected, estimates contractual allowances based on contracted rates and historical or actual cash collections (net of recoveries), when available, and estimates the discount for uninsured patients based on historical cash collections (net of recoveries) from uninsured patients. For third-party payors, the specific benefits provided for under each patients’ healthcare plan, mandated payment rates under the Medicare and Medicaid programs, as applicable, and historical cash collections are utilized. These expected collections are based on fees and negotiated payment rates in the case of third-party payors, the specific benefits provided for under each patient's healthcare plans, mandated payment rates in the case of Medicare and Medicaid programs, and historical cash collections (net of recoveries) in combination with expected collections from third party payors. In addition, the Company records net revenue from uninsured patients at an estimated realizable value based on historical cash collections (net of recoveries). The price concession includes an estimate of uncollectible balances due from uninsured patients, uncollectible co-pay and deductible balances due from insured patients and special charges, if any, for uncollectible balances due from managed care, commercial and governmental payors.

The relationship between gross charges and the transaction price recognized is significantly influenced by payor mix, as collections on gross charges may vary significantly depending on whether and with whom the patients the Company provides services to in the period are insured and the Company's contractual relationships with those payors. Payor mix is subject to change as additional patient and payor information is obtained after the period services are provided. The Company periodically assesses the estimates of unbilled revenue, contractual adjustments and discounts for uninsured patients and payor mix for a period of at least one year following the date of service by analyzing actual results, including cash collections, against estimates. Changes in these estimates are charged or credited to the consolidated statement of operations in the period that the assessment is made. Significant changes in payor mix, contractual arrangements with payors, specialty mix, acuity, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on estimates and significantly affect the results of operations and cash flows. Concentration of credit risk with respect to other payors is limited due to the large number of such payors.

In certain circumstances, federal law requires providers to render emergency medical services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care and provisions for uncompensated care for these services are estimated accordingly. Although the Company provides a level of charity care, it is not significant to the Company's net revenues.

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

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue (after provision for uncollectibles in 2017) by the Company's segments consists of the following major payors (in millions):

	Three Months Ended March 31, 2018
	Physician Services		Ambulatory Services		Total
Medicare	$324.1	18%	$69.4	23%	$393.5	19%
Medicaid	137.8	8	6.6	2	144.4	7
Commercial and managed care	1,007.3	57	183.8	60	1,191.1	57
Self-pay	33.2	2	41.4	13	74.6	4
Net fee for service revenue	1,502.4	85	301.2	98	1,803.6	87
Contract and other revenue	267.0	15	6.4	2	273.4	13
Net revenue	$1,769.4	100%	$307.6	100%	$2,077.0	100%

	Three Months Ended March 31, 2017
	Physician Services		Ambulatory Services		Total
Medicare	$316.5	20%	$74.7	24%	$391.2	21%
Medicaid	120.4	8	7.7	2	128.1	7
Commercial and managed care	880.5	56	192.9	61	1,073.4	57
Self-pay	23.6	2	34.7	11	58.3	3
Net fee for service revenue	1,341.0	86	310.0	98	1,651.0	88
Contract and other revenue	221.7	14	5.9	2	227.6	12
Net revenue	$1,562.7	100%	$315.9	100%	$1,878.6	100%

Accounts Receivable

The Company manages accounts receivable by regularly reviewing its accounts and contracts and by providing appropriate adjustments to the estimate of the transaction price. Some of the factors considered by management in determining the adjustments are the historical trends of cash collections, contractual and uninsured write-offs, accounts receivable agings, established fee schedules, contracts with payors, changes in payor mix and procedure statistics. Actual collections of accounts receivable in subsequent periods may require changes in the estimated transaction price.

The Company tests its analysis by comparing cash collections to net fee for service revenues and monitoring self-pay utilization. In addition, when actual collection percentages differ from expected results, on a contract by contract basis, supplemental detailed reviews of the outstanding accounts receivable balances may be performed by the Company’s billing operations to determine whether there are facts and circumstances existing that may cause a different conclusion as to the estimate of the collectability of that contract’s accounts receivable from the estimate resulting from using the historical collection experience. The Company also supplements its analysis for its physician services segment quarterly using a hindsight calculation that utilizes write-off data for all payor classes during the previous twelve month period to estimate adjustments to the transaction price at a point in time. Changes in these estimates, if any, are charged or credited to the consolidated statements of operations in the period of change. Material changes in estimates may result from unforeseen write-offs of patient or third-party accounts receivable, unsuccessful disputes with managed care payors, adverse macro-economic conditions which limit patients’ ability to meet their financial obligations for the care provided by physicians, or broad changes to government regulations that adversely impact reimbursement rates for services provided by the Company. Significant changes in payor mix, changes in contractual arrangements with payors, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows. Concentration of credit risk is limited by the diversity and number of facilities, patients, payors and by the geographic dispersion of the Company’s operations.

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

Item 1. Financial Statements - (continued)	Table of Contents

as of that date, and the direct costs incurred in connection with the business combination are recorded and expensed separately from the business combination. Acquisitions in which the Company is able to exert significant influence but does not have control are accounted for using the equity method.

Physician Services Activity

The Company, through wholly owned subsidiaries, completed the acquisition of two physician practices in the three months ended March 31, 2018 and three physician practices in the three months ended March 31, 2017. The aggregate amount paid for the physician practices and for settlement of purchase price payable obligations during the three months ended March 31, 2018 and 2017 was approximately $70.2 million and $55.4 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's credit agreement or a combination thereof.

Ambulatory Services Activity

During the three months ended March 31, 2018, the Company did not acquire any surgery centers. During the three months ended March 31, 2017, the Company, through wholly-owned subsidiaries, acquired a controlling interest in two surgery centers. The aggregate amount paid for the centers and for settlement of purchase price payable obligations during the three months ended March 31, 2017 was approximately $17.7 million, and was paid in cash and funded by either operating cash flow or borrowings under the Company's credit agreement or a combination thereof. During the three months ended March 31, 2018, the Company disposed of three surgery centers. The Company recognized a net loss from the disposals of $1.7 million. During the three months ended March 31, 2017, the Company did not dispose of any surgery centers.

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

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for individual acquisitions completed in the three months ended March 31, 2018, including post acquisition date adjustments, are as follows (in millions):

Accounts receivable	$2.3
Goodwill	38.5
Intangible assets	33.8
Other accrued liabilities	(1.0)
Deferred income taxes	(2.3)
Other long-term liabilities	(1.1)
Acquisition date fair value of total consideration transferred	$70.2

Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at March 31, 2018.

During the three months ended March 31, 2018, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017. For the three months ended March 31, 2018 and 2017 approximately $26.0 million and $23.4 million, respectively, of goodwill recorded was deductible for tax purposes.

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

Item 1. Financial Statements - (continued)	Table of Contents

assets acquired, liabilities assumed and any noncontrolling interests with acquisitions completed in the last 12 months. Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, fixed assets, intangible assets, deferred income taxes and insurance liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques used to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for its most recent acquisitions as soon as practical.

During the three months ended March 31, 2018 and March 31, 2017, the Company incurred approximately $21.4 million and $21.5 million of transaction and integration costs, respectively. Such amounts excluded financing costs that were capitalized or debt extinguishment costs that were expensed as part of the financing transactions associated with acquisitions.

Item 1. Financial Statements - (continued)	Table of Contents

(5)  Discontinued Operations

On March 14, 2018, the Company completed the divestiture of its medical transportation business to an entity controlled by funds affiliated with KKR & Co. L.P. for approximately $2.28 billion in net cash proceeds. Accordingly, during the three months ended March 31, 2018, the Company recorded a gain of $14.7 million in discontinued operations upon the completion of the transaction. All historical operating results for the medical transportation business are reflected within discontinued operations in the consolidated statements of operations. At the date of the sale, as required by ASC 740, "Accounting for Income Taxes," after all deferred tax liabilities were reversed against the tax basis gain on sale, a one-time permanent book-tax difference of $127.1 million was recorded. Furthermore, all assets and liabilities associated with the medical transportation business were classified as assets and liabilities held for sale in our consolidated balance sheet for the year ended December 31, 2017.

The following table summarizes the results of discontinued operations for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018 (1)	2017
Net revenues	$511.7	$593.5
Operating expenses:
Salaries and benefits	289.0	337.9
Supply cost	12.0	13.9
Insurance expense	22.2	18.7
Other operating expenses	137.8	152.3
Transaction and integration costs	14.8	4.3
Depreciation and amortization	29.4	34.2
Total operating expenses	505.2	561.3
Equity in earnings of unconsolidated affiliates	0.1	0.2
Gain on assets held for sale	14.7	—
Operating income	21.3	32.4
Interest expense, net	17.8	22.4
Earnings before income taxes	$3.5	$10.0

Results of discontinued operations:
Earnings from discontinued operations	$3.5	$10.0
Income tax expense of discontinued operations	(126.8)	(488.2)
Net loss from discontinued operations	$(123.3)	$(478.2)

(1)	January 1, 2018 through March 14, 2018

In accordance with ASC 205, “Presentation of Financial Statements”, for purposes of discontinued operations presentation, general corporate expenses are not permitted to be allocated to the operations of a business to be disposed. Accordingly, for the three months ended March 31, 2018 and 2017 on a before tax basis, approximately $2.5 million and $14.5 million, respectively, of general corporate expenses, including allocations for corporate salaries and stock-based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. In addition, ASC 205 requires interest associated with debt that is required to be repaid as a result of the disposal transaction to be allocated to discontinued operations. Accordingly, during the three months ended March 31, 2018 and 2017, the Company allocated $17.6 million and $21.8 million, respectively, in interest expense to the medical transportation business, which is reflected in the loss from discontinued operations. The Company estimated the interest allocation by applying the effective interest rate of the Company's Term Loan B 2023 by the estimated proceeds, net of taxes and professional fees.

For the three months ended March 31, 2018 and 2017, the net cash flows provided by operating activities attributable to discontinued operations were $77.4 million and $29.0 million, respectively, and the net cash flows used in investing activities attributable to discontinued operations were $23.9 million and $8.7 million, respectively.

Item 1. Financial Statements - (continued)	Table of Contents

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at March 31, 2018 and December 31, 2017, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. There were no significant transfers to or from Levels 1 and 2 during the three months ended March 31, 2018. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$1.3	$—	$—	$1.3
Corporate bonds/Fixed income	60.4	22.7	—	83.1
Corporate equity securities	10.5	—	—	10.5
Liabilities:
Contingent consideration	—	—	7.4	7.4

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	10.4	30.8	—	41.2
Corporate equity securities	12.4	—	—	12.4
Liabilities:
Contingent consideration	—	—	8.0	8.0

The following table summarizes the change in financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2018 (in millions):

Balance at December 31, 2017	$8.0
Decrease due to current period payments	(1.0)
Increase due to current period acquisitions	0.4
Balance at March 31, 2018	$7.4

Item 1. Financial Statements - (continued)	Table of Contents

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

U.S. Treasuries and debt securities are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss), net of deferred income tax. Declines in the fair value of an available-for-sale security which are determined to be other-than-temporary are recognized in the statements of operations, thus establishing a new cost basis for such investment. Investment income earned on these investments is reported as a component of other income (expense), net in the accompanying statements of operations.

Effective January 1, 2018, the Company adopted ASU No. 2016-01 and corporate equity securities are no longer classified as available-for-sale. The change in fair value of corporate equity securities are reported in other income (expense), net in the accompanying consolidated statements of operations. As of March 31, 2018, the change in fair value in other income (expense), net was $0.9 million.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Insurance collateral consisted of the following as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018	December 31, 2017
Available-for-sale securities:
U.S. Treasuries	$1.3	$1.8
Corporate bonds/Fixed income	83.1	41.2
Corporate equity securities	—	12.4
Total available-for-sale securities	84.4	55.4
Corporate equity securities	10.5	—
Restricted cash deposits and other	18.6	30.8
Insurance collateral	$113.5	$86.2

Item 1. Financial Statements - (continued)	Table of Contents

Amortized cost basis and aggregate fair value of the Company's available-for-sale and corporate equity securities as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.3	$—	$—	$1.3
Corporate bonds/Fixed income	83.4	0.2	(0.5)	83.1
Total available-for-sale securities	84.7	0.2	(0.5)	84.4
Corporate equity securities	9.1	1.4	—	10.5
Total corporate equity and available-for-sale securities	$93.8	$1.6	$(0.5)	$94.9

	December 31, 2017
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	40.7	0.7	(0.2)	41.2
Corporate equity securities	10.5	1.9	—	12.4
Total available-for-sale securities	$53.0	$2.6	$(0.2)	$55.4

As of March 31, 2018, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $6.1 million with contractual maturities within one year and $49.9 million with contractual maturities extending longer than one year through five years and $28.4 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of March 31, 2018 and December 31, 2017 were as follows (in millions):

	March 31, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Description:
Corporate bonds/Fixed income	$43.2	$(0.5)	$16.0	$(0.2)

There were no available-for-sale investment securities that were other-than-temporarily impaired as of March 31, 2018.

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

Item 1. Financial Statements - (continued)	Table of Contents

The Company received proceeds of $15.2 million on the sale and maturities of available-for-sale securities during the three months ended March 31, 2018. For the three months ended March 31, 2018, a loss of approximately $0.2 million was reclassified from accumulated other comprehensive income (loss) to other income (expense), net in the accompanying consolidated statements of operations. There were $0.9 million of unrealized gains for the three months ended March 31, 2018 recorded in accumulated other comprehensive income (loss) for available-for-sale securities.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Income taxes receivable (1)	$—	$74.3
Prepaid expenses	64.7	59.9
Other	33.5	31.4
Total prepaid and other current assets	$98.2	$165.6

(1)
At March 31, 2018, the Company's income taxes receivable were reclassified against its income taxes payable as the Company expects to utilize such receivables to offset amounts due as a result of the sale of the medical transportation business. See Notes 5 and 10.

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

As of March 31, 2018 and December 31, 2017, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $157.4 million and $156.7 million, respectively. The Company's net earnings from these investments during the three months ended March 31, 2018 and 2017 were approximately $5.8 million and $4.9 million, respectively.

During the three months ended March 31, 2018, the Company entered into one equity method investment. As a result of this investment, the Company contributed its controlling interest in one center in exchange for a noncontrolling interest in the new investment and net cash consideration of $0.2 million. This investment is jointly owned by a health system and the Company. The newly formed investment (including the contributed center) is controlled by the health system.

In each transaction, the gain or loss on deconsolidation, which is primarily non-cash in nature, is determined based on the difference between the fair value of the Company’s interest, which is based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction. In certain cases, the Company evaluated likely scenarios which are weighted by a range of expected probabilities of 10% to 50% which are primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidation which is included in net gain (loss) on disposals and deconsolidations in the accompanying consolidated statements of operations of approximately $0.7 million during the three months ended March 31, 2018. During the three months ended March 31, 2017, the Company recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $7.4 million.

Item 1. Financial Statements - (continued)	Table of Contents

(9) Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and certain trade names. The Company's indefinite-lived intangibles include goodwill, trade names and licenses. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite-lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite-lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived intangibles associated with the reporting unit are not considered to be impaired. The Company will perform its annual goodwill impairment test during the fourth quarter of 2018 or sooner if events or circumstances occur that are more likely than not to reduce the fair value of the reporting units below their carrying value. There can be no assurance that the estimates and assumptions made for purposes of this qualitative evaluation will prove to be an accurate prediction of future results. Factors that could impact the final determination of fair value in connection with the completion of the annual goodwill impairment process include a sustained decline in market capitalization, changes in the estimated fair values of the physician services assets and liabilities, changes in projected future earnings and net cash flows, changes in market related multiples, and changes in valuation related assumptions such as discount rates and perpetual growth rates.

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows (in millions):

	Physician Services	Ambulatory Services	Total
Balance at December 31, 2017	$5,410.6	$2,125.5	$7,536.1
Goodwill acquired, including post acquisition adjustments	38.7	(0.3)	38.4
Goodwill disposed, including impact of deconsolidation transactions	—	(3.8)	(3.8)
Balance at March 31, 2018	$5,449.3	$2,121.4	$7,570.7

During the three months ended March 31, 2018, goodwill was recorded in the Company's physician services segment due to the acquisition of two physician practices. In the Company's ambulatory services segment, goodwill decreased by $0.3 million as a result of adjustments to goodwill related to prior year acquisitions and by $3.8 million as a result of the disposal or deconsolidation of consolidated surgery centers within the ambulatory services segment.

Intangible Assets

Amortizable Intangible Assets	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	17.9
Capitalized software	3 to 7 years	5.4
Agreements, contracts and other	3 to 10 years	3.0

Item 1. Financial Statements - (continued)	Table of Contents

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following (in millions):

	March 31, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships	$3,480.1	$(365.1)	$3,115.0	$3,446.7	$(321.8)	$3,124.9
Capitalized software	179.6	(83.6)	96.0	166.9	(73.3)	93.6
Agreements, contracts and other	13.9	(5.6)	8.3	13.5	(4.9)	8.6
Total amortizable intangible assets	3,673.6	(454.3)	3,219.3	3,627.1	(400.0)	3,227.1
Non-amortizable intangible assets:
Trade names	430.0	—	430.0	430.0	—	430.0
Restrictive covenant arrangements	8.4	—	8.4	8.4	—	8.4
Total non-amortizable intangible assets	438.4	—	438.4	438.4	—	438.4
Total intangible assets	$4,112.0	$(454.3)	$3,657.7	$4,065.5	$(400.0)	$3,665.5

Amortization of intangible assets for the three months ended March 31, 2018 and 2017 was $54.7 million and $56.1 million, respectively. Estimated amortization of intangible assets for the remainder of 2018 and each of the following five years and thereafter is $162.0 million, $206.4 million, $195.8 million, $187.9 million, $179.4 million, $175.5 million and $2.11 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.5 years with no expected residual values.

(10) Other Accrued Liabilities

The following table presents a summary of items comprising other accrued liabilities in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in millions):

	March 31,	December 31,
	2018	2017
Insurance reserves	$80.0	$77.1
Refunds payable	26.3	28.9
Deferred revenue	16.5	18.9
Income taxes payable (1)	241.8	—
Other	184.5	156.7
Total other accrued liabilities	$549.1	$281.6

(1)	Amount includes the income tax payable following the sale of the medical transportation business that will be paid in the second quarter of 2018.

Item 1. Financial Statements - (continued)	Table of Contents

(11) Long-term Debt

Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
ABL Facility	$—	$—
Term Loan B - 2023	2,256.3	3,956.3
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	750.0
Senior Unsecured Notes due 2024 (6.250%)	550.0	550.0
Other debt due through 2025	26.6	24.1
Capitalized lease arrangements due through 2031	31.3	32.3
	4,714.2	6,412.7
Less current portion	12.7	52.1
Less net deferred financing costs	93.0	97.3
Long-term debt	$4,608.5	$6,263.3

The fair value of the Company's fixed rate long-term debt, with a carrying value of $2.46 billion, was $2.47 billion at March 31, 2018. The Company's variable rate long-term debt approximated its carrying value of $2.26 billion at March 31, 2018. With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of discounted future cash flows of the debt at rates currently quoted or offered to the Company for similar debt instruments of comparable maturities by its lenders. The fair value of the Company’s senior unsecured notes (Level 1 and 2) is determined based on quoted prices in an active market.

Subsequent to the divestiture of the medical transportation business in March 2018, the Company utilized approximately $1.82 billion of the proceeds to repay indebtedness under the term loan facility and ABL facility. As a result of the payment on the term loan, the Company is no longer required to make mandatory principal payments through the remaining term. Previously, the Company was required to make principal payments of $40.0 million per year.

(12) Insurance Reserves

Insurance reserves are established for professional and general liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice) and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 million to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through March 31, 2018.

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

Item 1. Financial Statements - (continued)	Table of Contents

At March 31, 2018 and December 31, 2017, the Company's accrued insurance reserves are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	March 31, 2018	December 31, 2017
Third-party insurance reserves	$110.4	$111.3
Estimated losses under self-insured programs	148.1	170.3
Incurred but not reported losses	145.0	114.0
Total accrued insurance reserves	403.5	395.6
Less estimated losses payable within one year	80.0	77.1
Total	$323.5	$318.5

The changes to the Company's estimated losses under insurance programs as of March 31, 2018 were as follows (in millions):

Balance at December 31, 2017	$395.6
Assumed liabilities through acquisitions	0.5
Provision related to current period self-insurance reserves (1)	20.4
Benefit related to changes in prior period self-insurance reserves	9.0
Payments for prior period self-insurance reserves	(20.2)
Change in third-party insurance self-insurance reserves	1.7
Other, net including post-acquisition adjustments	(3.5)
Balance at March 31, 2018	$403.5

(1)
Total insurance expense for the period ended March 31, 2018 and 2017 were $47.6 million and $37.6 million, respectively, which also included premiums paid to third-party insurers and premiums paid to captive insurance companies of certain of our joint venture partners.

Item 1. Financial Statements - (continued)	Table of Contents

(13) Stockholders’ Equity

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

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the “2014 Plan”), which was amended in both 2016 and 2017, most recently to change the name of the plan to the Envision Healthcare Corporation 2014 Equity and Incentive Plan. Under this plan, the Company has granted restricted stock, non-qualified options and market-based performance share units to employees and outside directors. At March 31, 2018, 3,200,000 shares were authorized for grant under the 2014 Plan and 977,999 shares were available for future equity grants. Under the terms of the 2014 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

The Company withholds a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the three months ended March 31, 2018 and 2017, the Company withheld approximately 94,084 shares and 128,186 shares, respectively, of common stock for approximately $3.3 million and $8.8 million, respectively.

On December 1, 2016, each outstanding option to purchase shares of Envision Healthcare Holdings, Inc. (EHH) common stock and each outstanding EHH stock unit (including stock units subject to time-based and performance-based vesting conditions) were converted into an option to purchase 0.334 shares of common stock of the Company and 0.334 stock units of the Company, respectively. Each option and stock unit continues to have the same terms and conditions as were in effect under the EHH 2013 Omnibus Incentive Plan prior to the completion of the merger. During the year ended December 31, 2017, the plan was renamed to the Envision Healthcare Corporation 2013 Omnibus Incentive Plan (the "2013 Plan"). At March 31, 2018, 5,580,568 shares were authorized for grant under the 2013 Plan and 3,720,175 shares were available for future equity grants. Non-performance and performance-based awards issued under the 2013 Plan are subject to time-based vesting ranging from one to three years. All options issued under the 2013 Plan have a term of ten years from the date of grant. Under the terms of the 2013 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over three to four years in three equal installments. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Performance Units

During the three months ended March 31, 2018, the Company issued 70,615 market-based performance share units with a grant date fair value of approximately $40 per unit. Also, during the three months ended March 31, 2018, 26,249 market-based performance share units vested while 48,898 market-based performance shares were canceled. At March 31, 2018, 191,223 market-based performance shares were outstanding. The market-based performance share units vest based on achievement of both the three years service condition and market condition. The market-based performance share units continue to have the same terms and conditions as were in effect prior to the Merger. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies. If the financial performance goal is not achieved, the market based performance share units will be forfeited. The number of market based performance share units that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal.

During the three months ended March 31, 2018, the Company issued 453,938 performance-based share units which vest in a range from 0% to 150% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. The Company has not recognized stock compensation expense for the performance-based share units during the three months ended March 31, 2018 as the performance conditions have not been determined as of

Item 1. Financial Statements - (continued)	Table of Contents

March 31, 2018. The Company expects the performance conditions to be determined during the third year of vesting. During the three months ended March 31, 2018, 18,749 performance-based shares vested while 66,565 performance-based shares were canceled. At March 31, 2018, 678,775 performance-based share units were outstanding.

Restricted Stock

A summary of the status of and changes for non-vested restricted shares for the periods presented below is summarized as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested awards at December 31, 2017	1,410,461	$65.52
Shares granted	682,119	40.01
Shares vested	(512,103)	63.43
Shares forfeited	(104,924)	63.87
Non-vested awards at March 31, 2018	1,475,553	54.57

Stock Options

A summary of stock option activity for the periods presented below is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2017	2,826,021	$19.70	4.3
Options exercised with total intrinsic value of $1.0 million	(38,611)	11.13
Options canceled	(46,952)	66.88
Outstanding at March 31, 2018 with an aggregate intrinsic value of $64.7 million	2,740,458	19.01	2.8
Vested and Exercisable at March 31, 2018 with an aggregate intrinsic value of $64.7 million	2,666,440	17.70	2.7

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at March 31, 2018 exercised their options at the Company’s closing stock price on March 31, 2018.

Other Information

Other information pertaining to share-based activity during the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense from continuing operations	$7.4	$14.6
Fair value of shares vested	18.7	28.4
Cash received from option exercises	0.3	1.1
Tax expense (benefit) from exercises of share based awards	4.6	(2.9)

As of March 31, 2018, the Company had total unrecognized compensation cost of approximately $49.8 million related to non-vested awards, which the Company expects to recognize through 2021 and over a weighted average period of 1.0 year. For the three months ended March 31, 2018 and 2017, there were 370,416 and 66,463 options that were anti-dilutive, respectively.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes the Company to repurchase up to $250 million of its common stock. As of March 31, 2018, the Company had made no repurchases under the stock repurchase program.

Item 1. Financial Statements - (continued)	Table of Contents

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

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions; per share amounts in thousands):

	Three Months Ended March 31,
	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount
2018:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$36.9	120,552	$0.31
Effect of dilutive securities, options and non-vested shares	—	1,802
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (diluted)	$36.9	122,354	$0.30

2017:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$30.7	116,563	$0.26
Effect of dilutive securities, options and non-vested shares	—	2,912
Net earnings attributable to Envision Healthcare Corporation common stockholders (diluted)	$30.7	119,475	$0.26

Item 1. Financial Statements - (continued)	Table of Contents

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. The Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. As a result of the enacted rate change, during the year ended December 31, 2017 we recorded a benefit of $596.6 million in deferred income tax expense for the change in the net deferred tax liability at the 21% tax rate. The Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes that began in 2018. These prospective changes include an increased limitation on deductibility of executive compensation, a limitation on the deductibility of interest expense, new rules surrounding meals and entertainment expense and fines and penalties. Also, while net operating losses generated in the future may be carried forward indefinitely under the new law, there is a limitation on the amount that may be used in any given year. The Act may also have an impact on projected future taxable income that could affect valuation allowance considerations. In addition to the Federal law, the Company awaits guidance from the states in which it files on how components of the Act may be treated in these jurisdictions. We currently expect our adjusted effective rate during 2018 to be approximately 26%. During the three months ended March 31, 2018, we recorded an additional $10.3 million as additional income tax benefit as a result of the Act, primarily due to 2017 acquisitions with subsequent purchase price allocation adjustments.

The tax benefit represents the Company's assessment of the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of March 31, 2018, and the Company will continue to refine such amounts within the measurement period provided by SAB 118 and ASU 2018-05. We continue to analyze the different aspects of the Act which could potentially affect the provisional estimates that were recorded at December 31, 2017 and March 31, 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the first reporting period in which a reasonable estimate can be determined. The Company expects to complete the analysis no later than the fourth quarter of 2018.

(15) Commitments and Contingencies

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

Item 1. Financial Statements - (continued)	Table of Contents

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

The Company filed a lawsuit against United HealthCare Insurance Company (“United”) on March 12, 2018 in U.S. District Court for the Southern District of Florida asserting, among other things, that United breached its medical group participation agreement with the Company (the “Participation Agreement”) by unilaterally lowering the contracted rates payable for certain healthcare services provided by the Company's clinicians to United’s health plan participants. On April 13, 2018, United filed a claim against the Company in arbitration, alleging that we breached the Participation Agreement by improperly affiliating new entities. On April 27, 2018, the court ordered that the Company should pursue our claims in arbitration and we refiled our complaint in arbitration. While the Company intends to vigorously assert its claims against United in binding arbitration, the Company is unable to estimate the amount of any potential award or damages, if any.

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

Redeemable Noncontrolling Interests

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships within the ambulatory services segment, the Company would be obligated to purchase the physicians’ interests in a substantial amount of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of March 31, 2018. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

(16) Segment Reporting

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

The Company’s financial information by segment is prepared on an internal management reporting basis and includes allocations of corporate expenses. This financial information is used by the chief operating decision maker to allocate resources and assess the performance of the segments. The Company’s segments have been defined based on the separate financial information that is regularly produced and reviewed by the Company’s chief operating decision maker, which is its Chief Executive Officer.

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended March 31,
	2018	2017
Net Revenue:
Physician Services	$1,769.4	$1,562.7
Ambulatory Services	307.6	315.9
Total	$2,077.0	$1,878.6

Adjusted EBITDA:
Physician Services	$150.1	$150.1
Ambulatory Services	57.5	60.2
Total	$207.6	$210.3

Adjusted EBITDA:	$207.6	$210.3
Net earnings attributable to noncontrolling interests	51.2	54.1
Interest expense, net	(63.6)	(52.4)
Depreciation and amortization	(70.6)	(71.3)
Share-based compensation	(7.4)	(14.6)
Transaction and integration costs	(21.4)	(21.5)
Impairment charges	(0.7)	(0.3)
Net gain (loss) on disposals and deconsolidations, net of noncontrolling interests	(0.6)	0.3
Net unrealized loss on equity securities	(0.9)	—
Earnings before income taxes	$93.6	$104.6

Acquisition and Capital Expenditures:
Physician Services	$85.2	$66.0
Ambulatory Services	7.4	27.8
Total	$92.6	$93.8

Item 1. Financial Statements - (continued)	Table of Contents

(17) Financial Information for the Company and Its Subsidiaries

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

Condensed Consolidating Balance Sheet - March 31, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$502.3	$57.6	$207.5	$—	$767.4
Insurance collateral	—	—	113.5	—	113.5
Accounts receivable, net	—	361.5	1,171.3	—	1,532.8
Supplies inventory	—	—	22.1	—	22.1
Prepaid and other current assets	19.6	5.4	73.3	(0.1)	98.2
Total current assets	521.9	424.5	1,587.7	(0.1)	2,534.0
Property and equipment, net	20.3	80.4	183.3	—	284.0
Investments in and advances to affiliates	8,545.0	929.7	—	(9,317.3)	157.4
Intercompany receivable	2,991.1	—	—	(2,991.1)	—
Goodwill	—	1,705.9	—	5,864.8	7,570.7
Intangible assets, net	29.4	1,123.6	2,504.7	—	3,657.7
Other assets	66.1	42.6	72.0	—	180.7
Total assets	$12,173.8	$4,306.7	$4,347.7	$(6,443.7)	$14,384.5
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$—	$0.1	$12.6	$—	$12.7
Accounts payable	15.5	11.4	23.5	—	50.4
Accrued salaries and benefits	8.6	73.4	389.0	—	471.0
Accrued interest	35.0	—	0.1	—	35.1
Other accrued liabilities	324.7	162.5	62.0	(0.1)	549.1
Total current liabilities	383.8	247.4	487.2	(0.1)	1,118.3
Long-term debt	4,563.3	0.2	45.0	—	4,608.5
Deferred income taxes	721.8	—	181.0	—	902.8
Insurance reserves	6.2	89.8	227.5	—	323.5
Other long-term liabilities	47.2	74.0	34.4	—	155.6
Intercompany payable	—	2,553.9	437.2	(2,991.1)	—
Noncontrolling interests – redeemable	—	—	74.1	112.2	186.3
Equity:
Total Envision Healthcare Corporation equity	6,451.5	1,341.4	2,760.6	(4,102.0)	6,451.5
Noncontrolling interests – non-redeemable	—	—	100.7	537.3	638.0
Total equity	6,451.5	1,341.4	2,861.3	(3,564.7)	7,089.5
Total liabilities and equity	$12,173.8	$4,306.7	$4,347.7	$(6,443.7)	$14,384.5

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$110.0	$10.2	$192.0	$—	$312.2
Insurance collateral	—	—	86.2	—	86.2
Accounts receivable, net	—	275.1	1,130.7	—	1,405.8
Supplies inventory	—	—	22.7	—	22.7
Prepaid and other current assets	7.5	75.8	82.7	(0.4)	165.6
Current assets held for sale	—	2,751.8	—	—	2,751.8
Total current assets	117.5	3,112.9	1,514.3	(0.4)	4,744.3
Property and equipment, net	10.8	103.2	188.7	—	302.7
Investments in and advances to affiliates	10,713.9	1,971.9	—	(12,529.1)	156.7
Intercompany receivable	2,924.9	227.7	—	(3,152.6)	—
Goodwill	—	1,543.3	—	5,992.8	7,536.1
Intangible assets, net	12.9	1,256.1	2,396.5	—	3,665.5
Other assets	50.0	43.6	73.7	—	167.3
Total assets	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$40.0	$0.1	$12.0	$—	$52.1
Accounts payable	2.0	23.1	37.1	—	62.2
Accrued salaries and benefits	5.5	218.1	324.4	—	548.0
Accrued interest	52.1	—	—	—	52.1
Other accrued liabilities	3.1	162.5	116.4	(0.4)	281.6
Current liabilities held for sale	—	399.1	—	—	399.1
Total current liabilities	102.7	802.9	489.9	(0.4)	1,395.1
Long-term debt	6,218.7	0.3	44.3	—	6,263.3
Deferred income taxes	940.0	—	149.3	—	1,089.3
Insurance reserves	6.0	106.3	206.2	—	318.5
Other long-term liabilities	35.5	78.5	35.9	—	149.9
Intercompany payable	—	2,673.6	479.0	(3,152.6)	—
Noncontrolling interests – redeemable	—	—	75.3	111.8	187.1
Equity:
Total Envision Healthcare Corporation equity	6,527.1	4,597.1	2,544.4	(7,141.5)	6,527.1
Noncontrolling interests – non-redeemable	—	—	148.9	493.4	642.3
Total equity	6,527.1	4,597.1	2,693.3	(6,648.1)	7,169.4
Total liabilities and equity	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7.3	$590.3	$1,523.1	$(43.7)	$2,077.0
Operating expenses:
Salaries and benefits	16.6	531.7	990.8	(0.2)	1,538.9
Supply cost	—	5.2	49.2	—	54.4
Insurance expense	—	11.7	73.9	(38.0)	47.6
Other operating expenses	7.6	5.3	183.4	(5.5)	190.8
Transaction and integration costs	3.3	18.0	0.1	—	21.4
Impairment charges	—	0.7	—	—	0.7
Depreciation and amortization	1.6	52.0	17.0	—	70.6
Total operating expenses	29.1	624.6	1,314.4	(43.7)	1,924.4
Net gain (loss) on disposals and deconsolidations	—	0.2	(1.2)	—	(1.0)
Equity in earnings of unconsolidated affiliates	(54.6)	147.1	—	(86.7)	5.8
Operating income (loss)	(76.4)	113.0	207.5	(86.7)	157.4
Interest expense, net	7.1	40.8	15.7	—	63.6
Other income (expense), net	(0.5)	0.3	—	—	(0.2)
Earnings (loss) before income taxes	(84.0)	72.5	191.8	(86.7)	93.6
Income tax expense (benefit)	2.4	3.8	(0.7)	—	5.5
Net earnings (loss) from continuing operations	(86.4)	68.7	192.5	(86.7)	88.1
Net loss from discontinued operations	—	(123.3)	—	—	(123.3)
Net earnings (loss)	(86.4)	(54.6)	192.5	(86.7)	(35.2)
Less net earnings attributable to noncontrolling interests	—	—	51.2	—	51.2
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(86.4)	$(54.6)	$141.3	$(86.7)	$(86.4)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(86.4)	$(54.6)	$142.2	$(86.7)	$(85.5)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended March 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$8.2	$440.1	$1,468.7	$(38.4)	$1,878.6
Operating expenses:
Salaries and benefits	22.7	403.9	932.6	(0.2)	1,359.0
Supply cost	—	1.2	52.9	—	54.1
Insurance expense	0.5	9.8	50.5	(23.2)	37.6
Other operating expenses	6.7	35.4	157.0	(15.0)	184.1
Transaction and integration costs	2.3	18.7	0.5	—	21.5
Impairment charges	—	0.3	—	—	0.3
Depreciation and amortization	1.5	54.3	15.5	—	71.3
Total operating expenses	33.7	523.6	1,209.0	(38.4)	1,727.9
Net gain (loss) on disposals and deconsolidations	—	1.8	(1.5)	—	0.3
Equity in earnings of unconsolidated affiliates	(399.3)	163.7	—	240.5	4.9
Operating income (loss)	(424.8)	82.0	258.2	240.5	155.9
Interest expense, net	9.0	33.0	10.4	—	52.4
Other income, net	1.0	—	0.1		1.1
Earnings (loss) before income taxes	(432.8)	49.0	247.9	240.5	104.6
Income tax expense (benefit)	12.4	(29.9)	35.0	—	17.5
Net earnings (loss) from continuing operations	(445.2)	78.9	212.9	240.5	87.1
Net loss from discontinued operations	—	(478.2)	—	—	(478.2)
Net earnings (loss)	(445.2)	(399.3)	212.9	240.5	(391.1)
Less net earnings attributable to noncontrolling interests	—	—	54.1	—	54.1
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(445.2)	(399.3)	158.8	240.5	(445.2)
Preferred stock dividends	(2.3)	—	—	—	(2.3)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(447.5)	$(399.3)	$158.8	$240.5	$(447.5)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(445.2)	$(399.3)	$159.7	$240.5	$(444.3)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$26.4	$(96.2)	$245.5	$(138.4)	$37.3
Cash flows from investing activities:
Acquisitions and related expenses	(66.1)	(71.6)	—	66.1	(71.6)
Acquisition of property and equipment	(0.5)	(37.2)	(7.6)	—	(45.3)
Net proceeds from sale of medical transportation business	2,279.7	—	—	—	2,279.7
Purchases of marketable securities	—	—	(57.3)	—	(57.3)
Maturities of marketable securities	—	—	17.2	—	17.2
Other, net	—	2.6	(1.5)	—	1.1
Net cash flows provided by (used in) investing activities	2,213.1	(106.2)	(49.2)	66.1	2,123.8
Cash flows from financing activities:
Proceeds from long-term borrowings	120.0	0.3	5.2	—	125.5
Repayment on long-term borrowings	(1,820.0)	(0.8)	(3.4)	—	(1,824.2)
Distributions to owners, including noncontrolling interests	—	(69.2)	(122.3)	138.4	(53.1)
Capital contributions	—	66.1	—	(66.1)	—
Changes in intercompany balances with affiliates, net	(143.7)	213.4	(69.7)	—	—
Other, net	(3.5)	—	(2.8)	—	(6.3)
Net cash flows provided by (used in) financing activities	(1,847.2)	209.8	(193.0)	72.3	(1,758.1)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	392.3	7.4	3.3	—	403.0
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	110.0	50.2	222.8	—	383.0
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$502.3	$57.6	$226.1	$—	$786.0

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Three Months Ended March 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by operating activities	$26.8	$123.2	$95.5	$(147.4)	$98.1
Cash flows from investing activities:
Acquisitions and related expenses	—	(73.3)	—	0.2	(73.1)
Acquisition of property and equipment	(0.2)	(27.7)	(12.8)	—	(40.7)
Purchases of marketable securities	—	—	(3.4)	—	(3.4)
Maturities of marketable securities	—	—	0.5	—	0.5
Other, net	—	11.7	5.6	—	17.3
Net cash flows used in investing activities	(0.2)	(89.3)	(10.1)	0.2	(99.4)
Cash flows from financing activities:
Proceeds from long-term borrowings	—	—	3.7	—	3.7
Repayment on long-term borrowings	(8.7)	(0.3)	(2.9)	—	(11.9)
Distributions to owners, including noncontrolling interests	—	(77.3)	(130.6)	147.4	(60.5)
Changes in intercompany balances with affiliates, net	1.8	19.0	(20.8)	—	—
Other, net	(9.2)	(2.3)	3.3	(0.2)	(8.4)
Net cash flows used in financing activities	(16.1)	(60.9)	(147.3)	147.2	(77.1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	10.5	(27.0)	(61.9)	—	(78.4)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	41.6	59.7	259.1	—	360.4
Less cash, cash equivalents, restricted cash and restricted cash equivalents of held for sale assets, end of period	—	17.7	—	—	17.7
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$52.1	$15.0	$197.2	$—	$264.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017 (Form 10-K).  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

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

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, ambulatory services and post-acute services. We are one of the largest owners and operators of ambulatory surgery centers (ASCs, surgery centers, or centers) in the United States based upon total number of facilities, and are a leading provider of outsourced physician services. Through our ambulatory services segment, we acquire, develop and operate ASCs in partnership with physicians. Through our physician services segment, we are one of the largest providers of outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine. On March 14, 2018, the Company, completed the disposition of its medical transportation business for approximately $2.28 billion in net cash proceeds to an entity controlled by funds affiliated with KKR & Co. L.P.

Review of Strategic Alternatives

On October 31, 2017, the Company announced that the Board, in consultation with management and financial and legal advisors, had unanimously decided to initiate a full review of a broad range of strategic alternatives to enhance shareholder value. The Board has not set a definitive timetable for completion of its review. There can be no assurance that this review will result in a transaction or other alternatives of any kind, or if such strategic alternative does occur, that it will successfully enhance shareholder value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Physician Services Overview

At March 31, 2018, we delivered physician services, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services, and children’s services to more than 1,800 clinical departments in healthcare facilities in 45 states and the District of Columbia, with a significant presence in Arizona, California, Florida, New Jersey and Texas. At March 31, 2018, we employed more than 25,000 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors primarily for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In certain cases, in addition to this primary form of reimbursement, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At March 31, 2018, we operated 261 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 other affiliated physicians who utilize our centers. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and intend to continue to pursue such partnerships.

Health Care Reform and Government Sponsored Programs

Our physician services and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the three months ended March 31, 2018, we derived approximately 26% for our physician services and 25% for our ambulatory services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

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

Physician services payment. Medicare pays for physician services based upon the Medicare Physician Fee Schedule (MPFS), which contains a list of uniform payment rates. These payment rates are determined based on national relative value units (RVU), which CMS assigns to most medical procedures and services in an effort to capture the various resources required by a physician to provide the service relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense attributable to the service and malpractice insurance expense attributable to the service. The work, practice expense, and malpractice insurance elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. The Medicare Access and CHIP Reauthorization Act (MACRA) provides for an increase of 0.5% to the MPFS reimbursement rate for calendar year 2018, partially offset by various adjustments and policy updates. In 2018, after accounting for various adjustments, payment rates under the MPFS will be 0.41% more than 2017 payment rates.

In addition, MACRA required the establishment of the Quality Payment Program (QPP), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other health care clinicians are required to participate in one of two QPP tracks. Under both tracks, as currently structured, performance data collected in 2017 will affect Medicare payments in 2019. CMS expects to transition increasing financial risk to providers as the QPP evolves. The Advanced Alternative Payment Model (Advanced APM) track makes incentive payments available for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment between 2019 and 2020 and will be exempt from the reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (MIPS) if the provider has sufficient participation (based on percentage of payments or patients) in an Advanced APM. Alternatively, providers may participate in the MIPS track. Providers electing this option may receive payment incentives or be subject to payment reductions of up to 4% of the provider’s Medicare payments based on their performance with respect to clinical quality, resource use, clinical improvement

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

ASC payments. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to hospital outpatient department (HOPD) payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. For 2018, CMS increased ASC reimbursement rates by 1.2%, which we believe will positively impact our 2018 ambulatory services revenue by approximately $5.6 million based on our current procedure mix.

Health reform. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to result in significant change across the healthcare industry. The most prominent of these reform efforts, the Health Reform Law, expands health insurance coverage through a combination of public program expansion and private sector health reforms.

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures. However, the future of the Health Reform Law is uncertain as a result of efforts by the president and certain members of Congress to repeal, revise or replace the Health Reform Law, its implementation or its interpretation through legislative or executive action. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 2019, which may decrease the number of individuals who elect to purchase health insurance. The impact of repeal or any such changes to the Healthcare Reform Law on the healthcare industry and our business is unknown. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in our 2017 Annual Report on Form 10-K under the caption “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the nature of our critical accounting policies or the application of those policies since December 31, 2017.

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

Factors Impacting Operating Expenses

Salaries and benefits expense is the most significant expense associated with our physician services segment and includes compensation and benefits for our employed and affiliated physicians and other professional providers as well as the salaries and benefits of our administrative support staff. Other operating expenses of our physician services segment includes costs of business development and marketing, information technology, dues and licenses, occupancy costs and other administrative functions that are indirectly related to the operations of our physician practices. Our insurance expense includes provisions for paid and estimated losses for actual claims and estimates of claims likely to be incurred in the period, based on our past loss experience and actuarial analysis provided by a third-party, as well as actual direct costs, including investigation and defense costs, and other costs related to insured liabilities. We plan to continue to selectively invest in administrative support initiatives to support our planned future growth in an efficient manner.

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

Our depreciation expense primarily relates to charges for medical equipment and leasehold improvements. Amortization expense primarily relates to intangible assets recorded for customer relationships with hospitals arising from acquisitions and computer software.

Our interest expense results primarily from our borrowings used to fund acquisition and development activity, as well as interest incurred on capital leases and the amortization of deferred financing costs.

Income Tax Expense

The effective tax rate on pre-tax earnings (loss) as presented in the statements of operations is typically lower due to the inclusion of noncontrolling interests. However, after removing the earnings attributable to noncontrolling interests, our adjusted effective tax rate, excluding discrete items, was approximately 40% during 2017. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the Internal Revenue Code. Under the provisions of the Act, the U.S. corporate tax rate was decreased from 35% to 21% for tax years beginning after December 31, 2017. Accordingly, we currently expect our adjusted effective rate during 2018 to be approximately 26%. As a result of the enacted rate change, during the year ended December 31, 2017 we recorded a benefit of $596.6 million in deferred income tax expense for the change in the net deferred tax liability at the 21% tax rate. During the three months ended March 31, 2018, we recorded an additional $10.3 million as income tax benefit as a result of the Act, primarily due to 2017 acquisitions with subsequent purchase price allocation adjustments.

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

The cumulative tax benefit represents our assessment of the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of March 31, 2018, and we will continue to refine such amounts within the measurement period provided by SAB 118. We expect to complete the analysis no later than the fourth quarter of 2018.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net revenue	100.0%	100.0%
Operating expenses:
Salaries and benefits	74.1	72.4
Supply cost	2.6	2.9
Insurance expense	2.3	2.0
Other operating expenses	9.2	9.8
Transaction and integration costs	1.0	1.1
Impairment charges	—	—
Depreciation and amortization	3.4	3.8
Total operating expenses	92.7	92.0
Net gain (loss) on disposals and deconsolidations	—	—
Equity in earnings of unconsolidated affiliates	0.3	0.3
Operating income	7.6	8.3
Interest expense, net	3.1	2.8
Other income (expense), net	—	0.1
Earnings from operations before income taxes	4.5	5.6
Income tax expense	0.3	0.9
Net earnings from continuing operations	4.2	4.6
Discontinued operations:
Earnings from discontinued operations	0.2	0.5
Income tax expense from discontinued operations	(6.1)	(26.0)
Net loss from discontinued operations	(5.9)	(25.5)
Net loss	(1.7)	(20.8)
Net earnings attributable to noncontrolling interests	2.5	2.9
Net loss attributable to Envision Healthcare Corporation stockholders	(4.2)%	(23.7)%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Net revenue increased $198.4 million, or 10.6%, to $2.08 billion in the three months ended March 31, 2018 from $1.88 billion in the three months ended March 31, 2017. Our net revenue was impacted primarily by the following:

•
an increase of $206.7 million during the three months ended March 31, 2018 associated with our physician services segment, driven primarily by contributions from acquisitions completed during 2018 and 2017, and increases in our same-contract growth; and

•
a decrease of $8.3 million during the three months ended March 31, 2018 associated with our ambulatory services segment, driven primarily by having eight less centers in operation in the current period as compared to the same period of prior year due to disposal and deconsolidation activity.

Operating income increased $1.5 million, or 1.0%, to $157.4 million during the three months ended March 31, 2018, from $155.9 million in the three months ended March 31, 2017. Our operating income was impacted during the three months ended March 31, 2018 primarily by the following:

•	an increase of $11.9 million associated with results from our physician services segment primarily due to contributions from acquisitions completed during 2018 and 2017 and same contract growth; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	a decrease of $10.4 million experienced by our ambulatory services segment primarily due to disposal and deconsolidation activity.

As a percentage of our consolidated net revenue, our physician services segment has increased to 85.2% for the three months ended March 31, 2018, as compared to 83.2% for the three months ended March 31, 2017, as a result of completed acquisitions in 2018 and 2017 by our physician services segment, and recent disposal and deconsolidation activity by our ambulatory services segment. For further discussion of specific operating expense categories, see "Physician Services Operations" and Ambulatory Services Operations" below.

Net interest expense increased $11.2 million, or 21.4%, to $63.6 million in the three months ended March 31, 2018, from $52.4 million in the three months ended March 31, 2017 primarily as a result of increased borrowings and changes in the interest rate of our variable rate debt that occurred subsequent to the three months ended March 31, 2017. See “- Liquidity and Capital Resources” for additional information.

We recognized income tax expense of $5.5 million for the three months ended March 31, 2018 compared to $17.5 million in the three months ended March 31, 2017. Our effective tax rate during the three months ended March 31, 2018 was approximately 13% of earnings from continuing operations. This differs from the federal statutory income tax rate of 21% primarily due to the exclusion of the noncontrolling interests’ share of pre-tax earnings and the impact of state income taxes. However, excluding the earnings attributable to non-controlling interest and certain discrete items as a result of the Act, our effective tax rate was approximately 26% for the three months ended March 31, 2018 and 40% for the three months ended March 31, 2017, which is due to the change in the federal statutory rate in 2018.

Noncontrolling interests in net earnings for the three months ended March 31, 2018 decreased $2.9 million from the three months ended March 31, 2017, primarily as a result of noncontrolling interests in earnings at surgery centers disposed and deconsolidated during 2018 and 2017.

Physician Services Operations

We utilize certain measures for our physician services operations to monitor our net revenue growth, which includes same contract, new contract, terminated contracts and acquired contract revenues. Our same contract revenue reflects revenue received from services provided through contracts in existence in both comparable reporting periods. Our new contract revenue reflects revenue from contracts that have not been in effect for both the entire current and comparable periods. Terminated contracts reflect decreased revenue from contracts terminated during such periods. Acquired contract revenue reflects the revenue from acquisitions that were completed during the periods. The following table presents the percentage change related to our net revenue growth and same contract revenue growth.

	Three Months Ended March 31,
	2018	2017
Contribution to Net Revenue Growth:
Same contract	2.7%	3.3%
New contracts	8.0	6.3
Terminated contracts	(5.7)	(10.1)
Acquired contract and other	8.2	9.7
Total net revenue growth	13.2%	9.2%

Patient encounters per day (day adjusted)	2.3%	2.3%
Net revenue per encounter	0.8	2.7
Same contract revenue growth	3.1%	5.0%

We evaluate our physician services revenue net of contractual adjustments and discounts for uninsured patients. Payors generally receive discounts from standard charges, which we refer to as contractual adjustments. In addition, patients our physicians serve may be personally responsible for the payment of the medical services they receive. Our contracts with hospitals and other facilities typically require us to provide care to all patients who present at locations where we perform services. While we seek to bill for all medical services we provide, a portion of our medical services are delivered to patients that have no insurance and from whom we cannot collect full compensation. We record net revenue from uninsured patients at an estimated realizable value based on historical cash collections (net of recoveries). The price concession includes an estimate of uncollectible balances due from uninsured patients,

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

	Percentage of Net Revenue		Percentage of Total Volume
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Medicare	18%	20%	30%	33%
Medicaid	8	8	25	24
Commercial and managed care	57	56	32	29
Self-pay	2	2	13	14
Net fee for service revenue	85	86	100%	100%
Contract and other revenue	15	14
Net revenue for physician services	100%	100%

The following table shows selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Three Months Ended March 31,
	2018		2017
Net revenue	$1,769.4	100.0%	$1,562.7	100.0%
Operating expenses:
Salaries and benefits	1,446.2	81.7	1,259.5	80.6
Supply cost	5.4	0.3	5.9	0.4
Insurance expense	46.3	2.6	35.7	2.3
Other operating expenses	126.9	7.2	120.3	7.7
Transaction and integration costs	18.1	1.0	19.2	1.2
Impairment charges	0.7	—	0.3	—
Depreciation and amortization	60.8	3.4	61.6	3.9
Total operating expenses	1,704.4	96.3	1,502.5	96.1
Net loss on disposals and deconsolidations	—	—	(7.1)	(0.5)
Equity in earnings (loss) of unconsolidated affiliates	(0.3)	—	(0.3)	—
Operating income	$64.7	3.7%	$52.8	3.4%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Physician services net revenue increased $206.7 million, or 13.2%, to $1.77 billion in the three months ended March 31, 2018 from $1.56 billion in the three months ended March 31, 2017. During the three months ended March 31, 2018, compared to the prior year period, our total growth in net revenue of our physician services segment was driven by contributions from new contracts of $124.2 million, or 8.0%, acquisitions of $129.9 million, or 8.2%, and same-contracts of $41.8 million, or 2.7%, which was offset by net contract terminations of $89.1 million, or 5.7%.

Salaries and benefits increased by $186.7 million, or 14.8%, to $1.45 billion in the three months ended March 31, 2018 from $1.26 billion in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 is related to salaries and benefits paid to newly hired and existing physicians and related staff to support growth in new and acquired contracts. In addition, the Company has recorded an increase in its incentive compensation accruals based on current period results.

Insurance expense increased $10.6 million, or 29.7%, to $46.3 million in the three months ended March 31, 2018 from $35.7 million in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 is in part due to growth in existing contracts, new contracts and acquired contracts as well as settlement of certain aged claims in excess of reserves previously established for those claim years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Other operating expenses increased $6.6 million, or 5.5%, to $126.9 million in the three months ended March 31, 2018 from $120.3 million in the three months ended March 31, 2017. The increase during the three months ended March 31, 2018 is to support growth related to new and acquired contracts.

Transaction and integration costs were approximately $18.1 million for the three months ended March 31, 2018 and $19.2 million for the three months ended March 31, 2017 resulting from merger related integration costs and from our acquisition of physician practices.

Depreciation and amortization for our physician services segment was approximately $60.8 million and $61.6 million for the three months ended March 31, 2018 and 2017, respectively. The majority of the expense is a result of amortizable intangible assets related to our customer relationships with health systems.

Ambulatory Services Operations

The following table presents certain operating data of our ambulatory services segment for the three months ended March 31, 2018 and 2017. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended March 31,
	2018	2017
Procedures performed during the period at consolidated centers	405,708	420,487
Centers in operation, end of period (consolidated)	230	238
Centers in operation, end of period (unconsolidated)	31	26
Average number of continuing centers in operation (consolidated)	231	239
New centers added, during period	—	4
Centers disposed, during period	3	—
Surgical hospitals in operation, end of period (unconsolidated)	1	1
Centers under letter of intent, end of period	4	2
Average revenue per consolidated center (in thousands)	$1,332	$1,324
Same center revenues increase (decrease), day adjusted (consolidated)	(0.7)%	1.4%

Of the continuing centers in operation at March 31, 2018, 160 centers performed gastrointestinal endoscopy procedures, 54 centers performed procedures in multiple specialties, 37 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of our ambulatory service revenues growth from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2018 same-center group, constituting approximately 98% of our total number of consolidated centers, decreased by 0.7% during the three months ended March 31, 2018. The decrease in the three months ended March 31, 2018 was due to a 1.3% decrease in procedures and a 0.6% increase in revenue per procedure as compared to the prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended March 31,
	2018		2017
Net revenue	$307.6	100.0%	$315.9	100.0%
Operating expenses:
Salaries and benefits	92.7	30.1	99.5	31.5
Supply cost	49.0	15.9	48.2	15.3
Insurance expense	1.3	0.4	1.9	0.6
Other operating expenses	63.9	20.8	63.8	20.2
Transaction and integration costs	3.3	1.1	2.3	0.7
Depreciation and amortization	9.8	3.2	9.7	3.1
Total operating expenses	220.0	71.5	225.4	71.4
Net gain (loss) on disposals and deconsolidations	(1.0)	(0.3)	7.4	2.3
Equity in earnings of unconsolidated affiliates	6.1	2.0	5.2	1.6
Operating income	$92.7	30.1%	$103.1	32.6%

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Ambulatory services revenues decreased $8.3 million, or 2.6%, to $307.6 million in the three months ended March 31, 2018 from $315.9 million in the three months ended March 31, 2017. Our ambulatory services revenues were impacted during the three months ended March 31, 2018, as compared to the prior period, primarily by the following:

•
revenue decline of $2.1 million, or 0.7%, for the three months ended March 31, 2018 recognized by our 2018 same-center group, which was impacted by weather-related cancellations in the current year period;

•	centers acquired in 2017, which contributed $3.9 million of additional revenues in the three months ended March 31, 2018 due to having a full period of operations in 2018;

•
reduced revenue recognized during the three months ended March 31, 2018 of $6.9 million resulting from the deconsolidation of centers that were consolidated in prior periods. The deconsolidated centers represented a reduction of 10,295 procedures reported during the three months ended March 31, 2017. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•
reduced revenue recognized during the three months ended March 31, 2018 of $2.7 million resulting from the disposal of centers that had a full period of operations during the three months ended March 31, 2017.

Salaries and benefits expense decreased by $6.8 million, or 6.8%, to $92.7 million in the three months ended March 31, 2018 from $99.5 million in the three months ended March 31, 2017. Salaries and benefits as a percentage of revenue was impacted by additional costs for staffing at newly acquired and developed centers offset by the reduction in expense from deconsolidated centers and a lower corporate expense allocation in the current year period.

Supply cost increased $0.8 million, or 1.7%, to $49.0 million in the three months ended March 31, 2018 from $48.2 million in the three months ended March 31, 2017. Increased supply costs for the three months ended March 31, 2018 are primarily due to the increase in supply costs experienced by our same-center group offset by the reduction in expense from the deconsolidated centers that were consolidated in the prior period.

Other operating expenses increased $0.1 million, or 0.2%, to $63.9 million in the three months ended March 31, 2018 from $63.8 million in the three months ended March 31, 2017. The change in expense for the three months ended March 31, 2018 resulted primarily from:

•	an increase of $1.1 million in other operating expenses at our 2018 same-center group;

•	centers acquired or opened during 2017, which resulted in an increase of $0.6 million;

•	deconsolidation of centers in the current and prior periods, which resulted in a decrease of $1.9 million; and

•	disposal of centers in the current and prior periods, which resulted in a decrease of $1.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Transaction and integration costs were approximately $3.3 million for the three months ended March 31, 2018 and $2.3 million for the three months ended March 31, 2017.

Depreciation and amortization expense remained relatively unchanged at 3.2% and 3.1% of net revenue for the three months ended March 31, 2018 and 2017, respectively.

Equity in earnings of unconsolidated affiliates was $6.1 million during the three months ended March 31, 2018 and $5.2 million during the three months ended March 31, 2017. The increase in our earnings from equity method investments during the three months ended March 31, 2018 is due to the deconsolidation of surgery centers that were consolidated in the prior period.

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

Cash and cash equivalents attributable to continuing operations at March 31, 2018 and December 31, 2017 were $767.4 million and $312.2 million, respectively. Restricted cash at March 31, 2018 and December 31, 2017 was $18.6 million and $30.8 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. In addition, included in current assets held for sale at December 31, 2017 are cash, cash equivalents, and restricted cash attributable to discontinued operations of $40.0 million. The table below summarizes cash flow information derived from our statements of cash flows for the three months ended March 31, 2018 and 2017 (in millions).

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$37.3	$98.1
Investing activities	2,123.8	(99.4)
Financing activities	(1,758.1)	(77.1)

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2018 was $37.3 million, compared to $98.1 million for the three months ended March 31, 2017. Cash flows from operations during the three months ended March 31, 2018 were impacted by the following:

•	increase in interest payments due to increased borrowings in 2017;

•	payments of transaction and integration costs of approximately;

•
the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving certain performance goals for the year ended December 31, 2017. In accordance with most of our incentive plans, payments are typically made in the first six months of each fiscal year; and

•
acceleration of approximately $45 million of incentive compensation payments into the first quarter, from the second quarter, to benefit from higher tax deductibility associated with those expenses as a result of the Act.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 30 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 240 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of the discount for uninsured patients as previously established in accordance with our policy. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established discounts for uninsured patients to ensure that such amounts are adequate. At March 31, 2018, our physician services segment's net accounts receivable represented 72 days of revenue outstanding compared to 71 days of revenue outstanding at December 31, 2017. At March 31, 2018, our ambulatory services segment net accounts receivable represented 32 days of revenue outstanding compared to 30 days of revenue outstanding as of December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

As of March 31, 2018, we had insurance collateral of $113.5 million, which is comprised of restricted cash and available-for-sale securities that are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash provided by investing activities was $2.12 billion for the three months ended March 31, 2018 compared to net cash used in investing activities of $99.4 million for the three months ended March 31, 2017. The change was primarily related to the net proceeds of $2.28 billion received from the completed divestiture of the medical transportation business offset by the funding of acquisitions and capital expenditures that occurred during the three months ended March 31, 2018.

During the three months ended March 31, 2018, we had total acquisition and capital expenditures of $116.9 million, which primarily included:

•	$70.2 million for the acquisition of physician practices; and

•	$45.3 million for new or replacement property.

Financing activities. Net cash used in financing activities was $1.76 billion for the three months ended March 31, 2018 compared to $77.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, we had net payments on long-term borrowings of $1.70 billion, which included gross proceeds of $125.5 million and payments of $1.82 billion. Approximately $1.82 billion of proceeds from our divestiture of our medical transportation business were used to pay off borrowings under our Term Loan B 2023 and our ABL facility during the three months ended March 31, 2018.

During the three months ended March 31, 2018, we repurchased approximately 94,084 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $3.3 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes us to repurchase up to $250 million of our common stock. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases will be made in accordance with the rules and regulations promulgated by the SEC and certain other legal requirements to which we may be subject. The program may be suspended or discontinued at any time, and has no time limit. As of March 31, 2018, we had made no repurchases under the stock repurchase program.

As of March 31, 2018, we had total indebtedness, including capital leases, of $4.71 billion, including $2.26 billion of term loans that mature in 2023 (Term Loan B - 2023), $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $57.9 million of other long-term indebtedness. As of March 31, 2018, there were no borrowings under our ABL Facility.

Term Loan B - 2023

We have term loan borrowings in an aggregate principal amount of $2.26 billion that mature on December 1, 2023. Under the terms of the Term Loan Facility, the Term Loan B - 2023 bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At March 31, 2018, we had approximately $0.9 million in accrued interest associated with the Term Loan B - 2023.

On March 14, 2018, we completed the divestiture of our medical transportation business for approximately $2.28 billion in net cash proceeds. Upon completion of the divestiture, under the terms of the Term Loan Facility, we were required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B - 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to ours within 365 days from the sale. As of March 31, 2018, we had utilized approximately $1.70 billion of the proceeds to repay the outstanding principal balance. As a result of this payment, no principal payments are currently due, which previously were $40.0 million per year.

ABL Facility

We have an asset-based revolving credit facility providing for revolving borrowings of up to $650.0 million, subject to borrowing base availability. In addition, subject to certain terms and conditions, we are entitled to request additional revolving credit commitments or term loans under the ABL Facility, which share in the borrowing base, up to an amount such that the aggregate amount of ABL commitments does not exceed $1.35 billion. The final maturity date of the ABL Facility is December 1, 2021. Effective March 19, 2018 our borrowing capacity under the ABL was reduced from $850.0 million to $650.0 million upon our divestiture of the medical transportation business.

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

As of March 31, 2018, the maximum available for borrowing under the ABL Facility was $650.0 million. As of March 31, 2018, letters of credit outstanding, which impact the available credit under the ABL Facility, were $69.2 million. Our borrowing capacity, after giving effect to the letters of credit, was $490.5 million as of March 31, 2018. These letters of credit primarily secure the obligations under our captive insurance program. At March 31, 2018, there were no ABL borrowings outstanding.

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At March 31, 2018, we had approximately $13.1 million in accrued interest associated with the 5.625% 2022 Notes.

5.125% 2022 Notes

We have $750.0 million aggregate principal amount of the 5.125% 2022 Notes outstanding. Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1 through the maturity date on July 1, 2022. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At March 31, 2018, we had $9.6 million in accrued interest associated with the 5.125% 2022 Notes.

6.25% 2024 Notes

We have $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1 through the maturity date on December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At March 31, 2018, we had approximately $11.5 million in accrued interest associated with the 6.25% 2024 Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2018, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $16.7 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows during the remainder of 2018 based on our indebtedness at March 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2018. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2017, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of the acquired entities and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2018. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2017 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the three months ended March 31, 2018 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as described below.

The Company filed a lawsuit against United HealthCare Insurance Company (“United”) on March 12, 2018 in U.S. District Court for the Southern District of Florida asserting, among other things, that United breached its medical group participation agreement with the Company (the “Participation Agreement”) by unilaterally lowering the contracted rates payable for certain healthcare services provided by our clinicians to United’s health plan participants. On April 13, 2018, United filed a claim against the Company in arbitration, alleging that we breached the Participation Agreement by improperly affiliating new entities. On April 27, 2018, the court ordered that we should pursue our claims in arbitration and we refiled our complaint in arbitration. While we intend to vigorously assert our claims against United in binding arbitration, we are unable to estimate the amount of any potential award or damages, if any.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
				(or Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or Programs
Period	Purchased (1)	(or Unit)	Plans or Programs	(in millions) (2)
January 1, 2018 through January 31, 2018	19,475	$36.24	—	$—
February 1, 2018 through February 28, 2018	74,609	34.52	—	—
March 1, 2018 through March 31, 2018	—	—	—	—
Total	94,084	$34.88	—	$—

(1)
During the three months ended March 31, 2018, we repurchased 94,084 shares with a value of approximately $3.3 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards under the Envision Healthcare Corporation 2014 Equity and Incentive Plan.

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
2.1
Amendment No. 1 to Stock Purchase Agreement, dated March 13, 2018, by and among Air Medical Group Holdings, Inc., Emergency Medical Services LP Corporation, AMR Holdco, Inc. and, for certain purposes of the Agreement, Envision Healthcare Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated March 19, 2018).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017,(iv) the Consolidated Statements of Changes in Equity for the three month periods ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017 and (vi) the notes to the Unaudited Consolidated Financial Statements for the three month periods ended March 31, 2018 and 2017

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISION HEALTHCARE CORPORATION

Date:	May 10, 2018

		By:	/s/ Kevin D. Eastridge
Kevin D. Eastridge

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

