Form 10-Q
period 2018-06-30
Envision Healthcare Corp
filed 2018-08-07
CIK 1678531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 2, 2018 there were outstanding 121,390,483 shares of the registrant’s Common Stock, $0.01 par value.

Table of Contents to Form 10-Q for the Six Months Ended June 30, 2018

i

Part I

Item 1. Financial Statements
Envision Healthcare Corporation Consolidated Balance Sheets (unaudited) (Dollars in millions, shares in thousands)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$593.5	$312.2
Insurance collateral	110.2	86.2
Accounts receivable, net of allowance of $2,554.5 at December 31, 2017	1,543.5	1,405.8
Supplies inventory	22.1	22.7
Prepaid and other current assets	96.0	165.6
Current assets held for sale	—	2,751.8
Total current assets	2,365.3	4,744.3
Property and equipment, net	288.4	302.7
Investments in unconsolidated affiliates	170.3	156.7
Goodwill	5,662.3	7,536.1
Intangible assets, net	3,632.0	3,665.5
Other assets	194.8	167.3
Total assets	$12,313.1	$16,572.6
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$13.0	$52.1
Accounts payable	60.8	62.2
Accrued salaries and benefits	516.0	548.0
Accrued interest	51.3	52.1
Other accrued liabilities	327.3	281.6
Current liabilities held for sale	—	399.1
Total current liabilities	968.4	1,395.1
Long-term debt, net of deferred financing costs of $88.7 and $97.3, respectively	4,613.6	6,263.3
Deferred income taxes	772.8	1,089.3
Insurance reserves	326.5	318.5
Other long-term liabilities	164.4	149.9
Commitments and contingencies
Noncontrolling interests – redeemable	186.8	187.1
Equity:
Common stock, $0.01 par value, 1,000,000 shares authorized, 121,402 and 121,021 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	6,025.6	6,008.9
Retained earnings (deficit)	(1,400.8)	521.2
Accumulated other comprehensive loss	(0.2)	(4.2)
Total Envision Healthcare Corporation equity	4,625.8	6,527.1
Noncontrolling interests – non-redeemable	654.8	642.3
Total equity	5,280.6	7,169.4
Total liabilities and equity	$12,313.1	$16,572.6

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Operations (unaudited) (Dollars in millions, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$2,072.8	$3,020.6	$4,149.8	$5,876.4
Provision for uncollectibles (see Note 3)	—	(1,073.6)	—	(2,050.8)
Net revenue	2,072.8	1,947.0	4,149.8	3,825.6
Operating expenses:
Salaries and benefits	1,484.1	1,375.1	3,023.0	2,734.1
Supply cost	56.0	57.1	110.4	111.2
Insurance expense	52.6	30.8	100.2	68.4
Other operating expenses	190.0	189.6	380.8	373.7
Transaction and integration costs	57.4	27.4	78.8	48.9
Impairment charges	1,979.9	—	1,980.6	0.3
Depreciation and amortization	70.3	71.6	140.9	142.9
Total operating expenses	3,890.3	1,751.6	5,814.7	3,479.5
Net loss on disposals and deconsolidations	(0.8)	(5.8)	(1.8)	(5.5)
Equity in earnings of unconsolidated affiliates	7.5	5.7	13.3	10.6
Operating income (loss)	(1,810.8)	195.3	(1,653.4)	351.2
Interest expense, net	67.4	56.1	131.0	108.5
Other income, net	0.4	0.4	0.2	1.5
Earnings (loss) from continuing operations before income taxes	(1,877.8)	139.6	(1,784.2)	244.2
Income tax expense (benefit)	(100.8)	35.6	(95.3)	53.1
Net earnings (loss) from continuing operations	(1,777.0)	104.0	(1,688.9)	191.1
Discontinued operations:
Earnings from discontinued operations	—	6.7	3.5	16.7
Income tax expense from discontinued operations	—	(2.8)	(126.8)	(491.0)
Net earnings (loss) from discontinued operations	—	3.9	(123.3)	(474.3)
Net earnings (loss)	(1,777.0)	107.9	(1,812.2)	(283.2)
Less net earnings attributable to noncontrolling interests	60.7	51.6	111.9	105.7
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(1,837.7)	56.3	(1,924.1)	(388.9)
Preferred stock dividends	—	(2.2)	—	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(1,837.7)	$54.1	$(1,924.1)	$(393.4)

Amounts attributable to Envision Healthcare Corporation common stockholders:
Earnings (loss) from continuing operations, net of income tax	$(1,837.7)	$50.2	$(1,800.8)	$80.9
Earnings (loss) from discontinued operations, net of income tax	—	3.9	(123.3)	(474.3)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(1,837.7)	$54.1	$(1,924.1)	$(393.4)

Basic earnings (loss) per share attributable to common stockholders:
Net earnings (loss) from continuing operations	$(15.21)	$0.43	$(14.92)	$0.69
Net earnings (loss) from discontinued operations	—	0.03	(1.02)	(4.06)
Net earnings (loss)	$(15.21)	$0.46	$(15.94)	$(3.37)
Diluted earnings (loss) per share attributable to common stockholders:
Net earnings (loss) from continuing operations	$(15.21)	$0.42	$(14.92)	$0.68
Net earnings (loss) from discontinued operations	—	0.03	(1.02)	(4.06)
Net earnings (loss)	$(15.21)	$0.45	$(15.94)	$(3.37)

Weighted average number of shares and share equivalents outstanding:
Basic	120,843	116,852	120,697	116,708
Diluted	122,630	119,581	122,600	119,528

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Comprehensive Income (unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net earnings (loss)	$(1,777.0)	$107.9	$(1,812.2)	$(283.2)
Other comprehensive income, net of income tax:
Unrealized holding gain (loss) during the period, net of income tax	(1.0)	0.4	(0.1)	1.3
Comprehensive earnings (loss), net of income tax	(1,778.0)	108.3	(1,812.3)	(281.9)
Less comprehensive income attributable to noncontrolling interests	60.7	51.6	111.9	105.7
Comprehensive earnings (loss) attributable to Envision Healthcare Corporation stockholders	$(1,838.7)	$56.7	$(1,924.2)	$(387.6)

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Changes in Equity (unaudited) (Dollars in millions, shares in thousands)

	Envision Healthcare Corporation Stockholders									Noncontrolling
							Accumulated	Noncontrolling		Interests –
					Additional	Retained	Other	Interests –	Total	Redeemable
	Common Stock		Preferred Stock		Paid-in	Earnings	Comprehensive	Non-	Equity	(Temporary
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Redeemable	(Permanent)	Equity)
Balance at December 31, 2017	121,021	$1.2	—	$—	$6,008.9	$521.2	$(4.2)	$642.3	$7,169.4	$187.1
Net earnings (loss)	—	—	—	—	—	(1,924.1)	—	42.6	(1,881.5)	69.3
Issuance of restricted stock	240	—	—	—	—	—	—	—	—	—
Cancellation of restricted stock	(8)	—	—	—	—	—	—	—	—	—
Stock options exercised	301	—	—	—	6.7	—	—	—	6.7	—
Stock repurchased	(152)	—	—	—	(8.1)	—	—	—	(8.1)	—
Share-based compensation	—	—	—	—	16.2	—	—	—	16.2	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	4.0	—	—	12.1	16.1	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(42.4)	(42.4)	(70.5)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(2.1)	—	5.7	0.2	3.8	0.9
Unrealized holding loss on investments, net of income tax	—	—	—	—	—	—	(0.1)	—	(0.1)	—
Cumulative effect of accounting change	—	—	—	—	—	2.1	(1.6)	—	0.5	—
Balance at June 30, 2018	121,402	$1.2	—	$—	$6,025.6	$(1,400.8)	$(0.2)	$654.8	$5,280.6	$186.8

Balance at January 1, 2017	117,478	$1.2	1,725	$0.1	$5,976.3	$753.7	$(0.2)	$656.8	$7,387.9	$182.9
Net earnings (loss)	—	—	—	—	—	(388.9)	—	35.0	(353.9)	70.7
Issuance of restricted stock	36	—	—	—	—	—	—	—	—	—
Conversion of preferred stock	941	—	(519)	—	—	—	—	—	—	—
Stock options exercised	235	—	—	—	3.7	—	—	—	3.7	—
Stock repurchased	(130)	—	—	—	(8.9)	—	—	—	(8.9)	—
Share-based compensation	—	—	—	—	29.3	—	—	—	29.3	—
Dividends paid on preferred stock	—	—	—	—	—	(4.5)	—	—	(4.5)	—
Acquisitions and other transactions impacting noncontrolling interests	—	—	—	—	0.6	—	—	39.1	39.7	—
Distributions to noncontrolling interests, net of capital contributions	—	—	—	—	—	—	—	(43.7)	(43.7)	(74.3)
Disposals and other transactions impacting noncontrolling interests	—	—	—	—	(10.3)	—	—	(5.1)	(15.4)	7.4
Unrealized holding gain on investments, net of income tax	—	—	—	—	—	—	1.3	—	1.3	—
Balance at June 30, 2017	118,560	$1.2	1,206	$0.1	$5,990.7	$360.3	$1.1	$682.1	$7,035.5	$186.7

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

Envision Healthcare Corporation Consolidated Statements of Cash Flows (unaudited) (In millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,812.2)	$(283.2)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	170.3	211.8
Amortization of deferred loan costs	8.7	8.4
Provision for uncollectibles	—	2,510.9
Net loss on disposals and deconsolidations	1.8	5.5
Share-based compensation	16.2	29.3
Deferred income taxes	25.4	529.3
Equity in earnings of unconsolidated affiliates	(13.3)	(10.9)
Impairment charges	1,980.6	0.3
Gain on held for sale assets	(14.7)	—
Increases (decreases) in cash, cash equivalents, restricted cash, and restricted cash equivalents net of acquisitions and dispositions:
Accounts receivable	(48.8)	(2,577.9)
Supplies inventory	0.2	(0.7)
Prepaid and other current assets	(10.0)	(5.1)
Accounts payable	(13.9)	(6.1)
Accrued expenses and other liabilities	(264.6)	(45.4)
Other, net	(1.0)	12.5
Net cash flows provided by operating activities	24.7	378.7
Cash flows from investing activities:
Acquisitions and related expenses, net of cash acquired	(128.5)	(485.7)
Acquisition of property and equipment	(78.8)	(90.7)
Net proceeds from sale of medical transportation business	2,279.7	—
Purchases of marketable securities	(65.9)	(15.9)
Maturities of marketable securities	26.3	7.0
Other, net	(11.3)	11.3
Net cash flows provided by (used in) investing activities	2,021.5	(574.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	129.4	798.3
Repayment on long-term borrowings	(1,827.7)	(314.3)
Distributions to noncontrolling interests	(113.1)	(119.0)
Other, net	(8.0)	(20.2)
Net cash flows provided by (used in) financing activities	(1,819.4)	344.8
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	226.8	149.5
Cash and cash equivalents, beginning of period (including restricted cash and restricted cash equivalents of $30.8 and $43.5, respectively)	383.0	360.4
Less cash, cash equivalents, restricted cash and restricted cash equivalents of held for sale assets, end of period	—	23.3
Cash and cash equivalents, end of period (including restricted cash and restricted cash equivalents of $16.3 and $45.3, respectively)	$609.8	$486.6

See accompanying notes to the unaudited consolidated financial statements.

Item 1. Financial Statements - (continued)	Table of Contents

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

Merger Agreement

On June 10, 2018, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Enterprise Parent Holdings Inc., a Delaware corporation (Parent), and Enterprise Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation (the Merger). Parent and Merger Sub are affiliates of investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR). Pursuant to the terms of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (Common Stock) outstanding immediately prior to the effective time of the Merger (the Effective Time) (other than shares of Common Stock owned by the Company in treasury, Parent, Merger Sub, any wholly owned subsidiary of Parent or Merger Sub or any subsidiary of the Company, and shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will at the Effective Time automatically be cancelled and converted into the right to receive $46.00 in cash, without interest (the Merger Consideration), subject to applicable withholding taxes. After the closing of the Merger, the Company will be a private company and an indirect wholly owned subsidiary of Parent.

The Merger, which is currently expected to close in the fourth quarter of 2018, is subject to the satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock. The Merger Agreement contains certain termination rights for both Parent and the Company. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Parent a termination fee of $167.0 million, and under other specified circumstances, Parent will be required to pay the Company a termination fee of $275.0 million. The Company and Parent filed their respective Notification and Report Forms with the Antitrust Division of the United States Department of Justice and the United States Federal Trade Commission on June 29, 2018, and received early termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period on July 19, 2018, the receipt of which satisfies one of the conditions to the closing of the Merger.

Cash and Cash Equivalents

Cash and cash equivalents are comprised principally of demand deposits at banks and other highly liquid short-term investments with maturities generally three months or less when purchased. Cash and cash equivalents are reflected in the financial statements at cost, which approximates fair value.

Restricted Cash and Marketable Securities

As of June 30, 2018 and December 31, 2017, the Company held restricted cash and cash equivalents of $16.3 million and $30.8 million, respectively, classified within insurance collateral in the accompanying consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company's wholly owned captive insurance companies.

Item 1. Financial Statements - (continued)	Table of Contents

Supplemental Cash Flow Data

The following presents supplemental cash flow statement disclosure (in millions):

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow information:
Interest payments	$142.3	$146.2
Income tax paid, net of refunds (1)	$270.5	$14.5

(1)	Amount includes an estimated tax payment for the sale of the medical transportation business.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers," Accounting Standards Codification (ASC) as topic 606 (ASC 606), which eliminated the transaction and industry-specific revenue recognition guidance under current GAAP and replaced it with a principle-based approach using the following steps: identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method. As a result of using this approach, the Company recognized the cumulative effect adjustment to increase retained earnings $0.5 million for initial application of the guidance at the date of initial adoption. The adoption of the standard did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases," and subsequently ASU 2017-13, which amend existing accounting standards for lease accounting, including requiring lessees to recognize most leases on the balance sheet and making changes to lessor accounting. In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842 (Leases)," which provides narrow amendments to clarify how to apply certain aspects of the new lease standard and ASU 2018-11, "Targeted Improvements" which provides a new optional transition method and a practical expedient for separating components of a contract. Under the optional new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new lease standard will continue to be in accordance with current GAAP in Topic 840 (Leases). These standards are effective for annual periods beginning after December 15, 2018, with early adoption permitted. The new standards require a modified retrospective application for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company will adopt the new standards effective January 1, 2019. The Company expects that nearly all leases currently classified as operating leases will be classified as operating leases under the new standard with a right-of-use asset and a corresponding obligation recognized on the balance sheet at the adoption date. The Company has not yet determined the impact this ASU will have on the Company's consolidated financial position, results of operations or cash flows.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those years. The Company adopted ASU 2017-01 as of January 1, 2018. This standard did not have an impact on our consolidated financial statements, results of operations or cash flows upon adoption.

Effective January 1, 2018, the Company retrospectively adopted a change in accounting principle related to the adoption of ASU 2016–18, Statement of Cash Flows (Topic 230)—Restricted Cash—a consensus of the FASB Emerging Issues Task Force. This revised standard is an effort by the FASB to reduce diversification in practice by providing specific guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The updated guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. As such, amounts generally described as restricted cash and restricted cash equivalents should be included in the “beginning–of–period” and “end–of–period” total amounts shown on the statement of cash flows. Accordingly, upon adoption the Company used the retrospective transition method by restating its consolidated statements of cash flows to include restricted cash of $43.5 million in the beginning and $45.3 million in the ending cash, cash equivalents, and restricted cash balances for the six months ended June 30, 2017.

In February 2018, the FASB issued ASU 2018-02, "Income Statement – Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which will allow a reclassification from accumulated other comprehensive income (loss) to retained earnings for the tax effects resulting from the Tax Cuts and Jobs Act (the Act) that are stranded in accumulated other comprehensive income (loss). This standard also requires certain disclosures about stranded tax effects. ASU 2018-02, however, does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted for interim periods within those years. The Company adopted ASU 2018-02 as of January 1, 2018. This standard did not have an impact on our consolidated financial statements, results of operations or cash flows upon adoption.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118)." The standard amends ASC 740, Income Taxes to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act of 2017 pursuant to SAB 118. The guidance allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. Additional information regarding the adoption of this standard is contained in Note 13.

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

Item 1. Financial Statements - (continued)	Table of Contents

Physician Services Segment

The physician services segment structures its contractual arrangements for services in various ways. In most states, a wholly owned subsidiary contracts with hospitals to provide management services. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries along with the accounts of affiliated professional corporations (PCs) with which the Company has management arrangements. The Company's agreements with these PCs provide that the term of the arrangements is permanent, subject only to termination by the Company, except in the case of gross negligence, fraud or bankruptcy of the Company. The PC structure is necessary in states which prohibit the corporate practice of medicine but this structure is utilized by the Company in the majority of its physician practices regardless of the state where the PC operates. The arrangements are captive in nature as a majority of the outstanding voting equity instruments of the PCs are owned by nominee shareholders appointed at the sole discretion of the Company. The nominee shareholder is a medical doctor who is generally a senior corporate employee of the Company. The Company has a contractual right to transfer the ownership of the PCs at any time to any person it designates as the nominee shareholder. The Company has the right to all assets and to receive income, both as ongoing fees and as proceeds from the sale of any interest in the PCs, in an amount that fluctuates based on the performance of the PCs and the change in the fair value of the interest in the PCs. The Company has exclusive responsibility for the provision of all non-medical services required for the day-to-day operation and management of the PCs and establishes the guidelines for the employment and compensation of the physicians and other employees of the PCs, which is consistent with the operation of the Company's wholly owned subsidiaries. Based on the provisions of these agreements, the Company has determined that the PCs are variable interest entities and that the Company is the primary beneficiary as defined in ASC 810 "Consolidations."

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

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the physician services segment, which are included in the accompanying consolidated balance sheets, as of June 30, 2018 and December 31, 2017, were $1.31 billion and $1.56 billion, respectively, and the total liabilities of the consolidated VIEs were $978.6 million and $1.31 billion, respectively. Included in total assets as of June 30, 2018 and December 31, 2017 were $257.9 million and $248.4 million, respectively, of assets which were restricted as to use due to the Company's ownership percentage in certain of the partnerships with health systems and could only be used to settle the obligations of the VIEs. The creditors of the consolidated VIEs within the physician services segment have no recourse to the Company.

Ambulatory Services Segment

The Company, through its wholly owned subsidiaries, owns interests, primarily 51%, in limited liability companies (LLCs) and limited partnerships (LPs) which own and operate ambulatory surgery centers (ASCs or surgery centers). The Company has variable interests in the LLCs and LPs through its equity ownership interests. Each LLC and LP is considered a VIE due to its structure as a limited partnership or functional equivalent under ASU 2015-02. For those LLCs and LPs which the Company consolidates, the Company is considered the primary beneficiary due to the partnership agreements allowing the Company to govern the day-to-day activities and thereby control the most significant economic activities.

The total assets (excluding goodwill and intangible assets, net) of the consolidated VIEs within the ambulatory services segment, which are included in the accompanying consolidated balance sheets, as of June 30, 2018 and December 31, 2017, were $366.7 million and $375.3 million, respectively, and the total liabilities of the consolidated VIEs were $121.9 million and $119.8 million, respectively. Included in total assets as of June 30, 2018 and December 31, 2017, were $174.1 million and $178.4 million of assets, which were restricted as to use due to the Company's ownership percentage in these entities and could only be used to settle the obligations of the VIEs. The creditors of the VIEs have no recourse to the Company, with the exception of $23.0 million and $19.3 million of debt guaranteed by the Company at June 30, 2018 and December 31, 2017, respectively.

Item 1. Financial Statements - (continued)	Table of Contents

Unconsolidated Variable Interest Entities

The Company also has certain equity interests in unconsolidated affiliates which meet the definition of a VIE. The Company has a variable interest in 33 LLCs and LPs through its equity interests; however, the Company is not the primary beneficiary of these entities as it does not have the power to direct the activities that most significantly impact the entities' economic performance as a result of the Company's shared or lack of control. In each of the investments, the Company is not obligated to contribute any additional capital beyond its initial contribution and its maximum exposure to loss is limited to the initial capital contribution. As a result, the Company has accounted for these investments under the equity method of accounting and net earnings or loss from these investments is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations. See Note 8 for further information.

The Company recognized management and billing fees associated with these investments totaling $1.5 million and $1.3 million during the three months ended June 30, 2018 and 2017, respectively, and $3.3 million and $3.0 million for the six months ended June 30, 2018 and 2017, respectively, which are included in net revenue in the accompanying consolidated statements of operations. The Company has also recorded receivables from these entities in the amount of $4.3 million and $3.9 million as of June 30, 2018 and December 31, 2017, respectively. These receivables are included in the other current assets in the accompanying consolidated balance sheets.

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

The majority of our revenue is generated from fee for service patient revenue, which is derived principally through contracts originating from the provision of physician services during episodes of care to patients of healthcare facilities and from facility fees for procedures performed at surgery centers. These episodes of care and procedures qualify as distinct goods and services, provided simultaneously together with other readily available resources, in a single instance of service, and thereby constitute a single performance obligation for each patient encounter and, in most instances, occur at readily determinable transaction prices. As a practical expedient, the Company adopted a portfolio approach to sources of patient revenue, applied by specialty to each healthcare facility or surgery center. At this level, each portfolio shares the characteristics conducive to ensuring that the results do not materially differ from the new standard if it were to be applied to individual patient contracts related to each episode of care. Accordingly, there was not a change in the Company's method to recognize revenue. Additionally, through practical expedients, the Company did not adjust the transaction price for any financing components as those were deemed to be insignificant and expensed all incremental customer contract acquisition costs as incurred as such costs are not material and would be amortized over a period less than one year. Subsequent changes that are determined to be a result of an adverse change in the customer's ability to pay, are recorded as bad debt within other operating expenses. Due to the nature of ambulatory services segment, the Company has the ability to assess the ultimate collection for substantially all of the patient service revenue before services are provided as those services are pre-scheduled and non-emergent.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Item 1. Financial Statements - (continued)	Table of Contents

Net revenue (after provision for uncollectibles in 2017) by the Company's segments consists of the following major payors (in millions):

	Three Months Ended June 30, 2018
	Physician Services		Ambulatory Services		Total
Medicare	$341.4	20%	$81.0	25%	$422.4	20%
Medicaid	140.9	8	6.5	2	147.4	7
Commercial and managed care	970.3	55	191.8	58	1,162.1	57
Self-pay	20.1	1	42.5	13	62.6	3
Net fee for service revenue	1,472.7	84	321.8	98	1,794.5	87
Contract and other revenue	272.1	16	6.2	2	278.3	13
Net revenue	$1,744.8	100%	$328.0	100%	$2,072.8	100%

	Three Months Ended June 30, 2017
	Physician Services		Ambulatory Services		Total
Medicare	$333.1	20%	$75.0	24%	$408.1	21%
Medicaid	124.5	8	7.6	2	132.1	7
Commercial and managed care	889.6	55	195.4	61	1,085.0	56
Self-pay	27.2	2	34.8	11	62.0	3
Net fee for service revenue	1,374.4	85	312.8	98	1,687.2	87
Contract and other revenue	254.1	15	5.7	2	259.8	13
Net revenue	$1,628.5	100%	$318.5	100%	$1,947.0	100%

	Six Months Ended June 30, 2018
	Physician Services		Ambulatory Services		Total
Medicare	$665.5	19%	$150.4	24%	$815.9	20%
Medicaid	278.7	8	13.1	2	291.8	7
Commercial and managed care	1,977.6	56	375.6	59	2,353.2	57
Self-pay	53.3	2	83.9	13	137.2	3
Net fee for service revenue	2,975.1	85	623.0	98	3,598.1	87
Contract and other revenue	539.1	15	12.6	2	551.7	13
Net revenue	$3,514.2	100%	$635.6	100%	$4,149.8	100%

	Six Months Ended June 30, 2017
	Physician Services		Ambulatory Services		Total
Medicare	$649.6	21%	$149.7	24%	$799.3	21%
Medicaid	244.9	7	15.3	2	260.2	7
Commercial and managed care	1,770.1	56	388.3	61	2,158.4	56
Self-pay	50.8	2	69.5	11	120.3	3
Net fee for service revenue	2,715.4	86	622.8	98	3,338.2	87
Contract and other revenue	475.8	14	11.6	2	487.4	13
Net revenue	$3,191.2	100%	$634.4	100%	$3,825.6	100%

Item 1. Financial Statements - (continued)	Table of Contents

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

Physician Services Activity

The Company, through wholly owned subsidiaries, completed the acquisition of four physician practices in the six months ended June 30, 2018 and nine physician practices in the six months ended June 30, 2017. The aggregate amount paid for the physician practices during the six months ended June 30, 2018 and 2017 was approximately $91.5 million and $440.8 million, respectively, and was paid in cash and funded by either operating cash flow or borrowings under the Company's credit agreement or a combination thereof. In addition to the cash paid, approximately $10.1 million of consideration was deferred and paid in July 2018.

Ambulatory Services Activity

During the six months ended June 30, 2018, the Company, through wholly-owned subsidiaries, acquired a controlling interest in one surgery center and a physician practice for a total aggregate amount paid of $35.6 million. During the six months ended June 30, 2017, the Company, through wholly-owned subsidiaries, acquired a controlling interest in four surgery centers for a total aggregate amount paid of $33.3 million. Purchase price was paid in cash and funded by either operating cash flow or borrowings under the Company's credit agreement or a combination thereof. During the six months ended June 30, 2018 and 2017, the Company disposed of five surgery centers and three surgery centers, respectively. The Company recognized a net loss from the disposals of $2.5 million and $3.9 million during the six months ended June 30, 2018 and 2017, respectively.

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

Item 1. Financial Statements - (continued)	Table of Contents

deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the intangible assets recognized.

The acquisition date fair value of the total consideration transferred and acquisition date fair value of each major financial class for individual acquisitions completed in the six months ended June 30, 2018, including post acquisition date adjustments, are as follows (in millions):

Accounts receivable	$6.0
Supplies inventory	0.3
Prepaid and other current assets	0.1
Property and equipment	0.7
Goodwill	109.8
Intangible assets	47.4
Accounts payable	(0.8)
Accrued salaries and benefits	(0.3)
Other accrued liabilities	(11.7)
Deferred income taxes	(4.7)
Other long-term liabilities	(2.5)
Total fair value	144.3
Less: Fair value attributable to noncontrolling interests	17.2
Acquisition date fair value of total consideration transferred	$127.1

Represents the preliminary allocation of fair value of acquired assets and liabilities associated with these acquisitions at June 30, 2018.

During the six months ended June 30, 2018, no significant changes were made to the purchase price allocation of assets and liabilities, existing at the date of acquisition, related to individual acquisitions completed in 2017. For the six months ended June 30, 2018 and 2017 approximately $58.3 million and $236.4 million, respectively, of goodwill recorded was deductible for tax purposes.

The total fair value of acquisitions completed by the Company include amounts allocated to goodwill, which result from the acquisitions' favorable reputations in their markets, their market positions and their ability to deliver quality care with high patient satisfaction consistent with the Company’s business model. Fair value attributable to noncontrolling interests is based on significant inputs that are not observable in the market. Key inputs used to determine the fair value include financial multiples used in the purchase of noncontrolling interests primarily from acquisitions of centers. Such multiples, based on earnings, are used as a benchmark for the discount to be applied for the lack of control or marketability. The fair value of noncontrolling interests for acquisitions where the purchase price allocation is not finalized may be subject to adjustment as the Company completes its initial accounting for acquired intangible assets. Additionally, the Company continues to obtain information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests with acquisitions completed in the last 12 months. Acquired assets and assumed liabilities include, but are not limited to, accounts receivable, fixed assets, intangible assets, deferred income taxes and insurance liabilities. The valuations are based on appraisal reports, discounted cash flow analyses, actuarial analyses or other appropriate valuation techniques used to determine the fair value of the assets acquired or liabilities assumed. A majority of the deferred income taxes recognized as a component of the Company's purchase price allocation is a result of the difference between the book and tax basis of the amortizable intangible assets recognized. The amount allocated to the deferred income tax liability is subject to change as a result of the final allocation of purchase price to amortizable intangibles. The Company expects to finalize the purchase price allocation for its most recent acquisitions as soon as practical.

During the three and six months ended June 30, 2018, the Company incurred approximately $57.4 million and $78.8 million of transaction and integration costs, respectively, and during the three and six ended June 30, 2017 the Company incurred approximately $27.4 million and $48.9 million, respectively. Such amounts excluded financing costs that were capitalized or debt extinguishment costs that were expensed as part of the financing transactions associated with acquisitions.

Item 1. Financial Statements - (continued)	Table of Contents

(5)  Discontinued Operations

On March 14, 2018, the Company completed the divestiture of its medical transportation business to an entity controlled by funds affiliated with KKR for approximately $2.28 billion in net cash proceeds. Accordingly, during the six months ended June 30, 2018, the Company recorded a gain of $14.7 million in discontinued operations upon the completion of the transaction. All historical operating results for the medical transportation business are reflected within discontinued operations in the consolidated statements of operations. At the date of the sale, as required by ASC 740, "Accounting for Income Taxes," after all deferred tax liabilities were reversed against the tax basis gain on sale, a one-time permanent book-tax difference of $127.1 million was recorded. Furthermore, all assets and liabilities associated with the medical transportation business were classified as assets and liabilities held for sale in our consolidated balance sheet for the year ended December 31, 2017.

The following table summarizes the results of discontinued operations for the six months ended June 30, 2018 and 2017 (in millions):

	Six Months Ended June 30,
	2018 (1)	2017
Net revenues	$511.7	$1,182.3
Operating expenses:
Salaries and benefits	289.0	673.9
Supply cost	12.0	27.8
Insurance expense	22.2	41.0
Other operating expenses	137.8	303.5
Transaction and integration costs	14.8	6.0
Depreciation and amortization	29.4	68.9
Total operating expenses	505.2	1,121.1
Equity in earnings of unconsolidated affiliates	0.1	0.3
Gain on assets held for sale	14.7	—
Operating income	21.3	61.5
Interest expense, net	17.8	44.8
Earnings before income taxes	$3.5	$16.7

Results of discontinued operations:
Earnings from discontinued operations	$3.5	$16.7
Income tax expense of discontinued operations	(126.8)	(491.0)
Net loss from discontinued operations	$(123.3)	$(474.3)

(1)	January 1, 2018 through March 14, 2018

In accordance with ASC 205, "Presentation of Financial Statements", for purposes of discontinued operations presentation, general corporate expenses are not permitted to be allocated to the operations of a business to be disposed. Accordingly, for the six months ended June 30, 2018 and 2017 on a before tax basis, approximately $2.5 million and $29.6 million, respectively, of general corporate expenses, including allocations for corporate salaries and stock-based compensation, general and administrative costs and depreciation, were removed from the medical transportation business and reallocated to the Company's remaining segments. In addition, ASC 205 requires interest associated with debt that is required to be repaid as a result of the disposal transaction to be allocated to discontinued operations. Accordingly, during the six months ended June 30, 2018 and 2017 the Company allocated $17.6 million and $43.6 million, respectively, in interest expense to the medical transportation business, which is reflected in the loss from discontinued operations. The Company estimated the interest allocation by applying the effective interest rate of the Company's Term Loan B 2023 by the estimated proceeds, net of taxes and professional fees.

For the six months ended June 30, 2018 and 2017, the net cash flows provided by operating activities attributable to discontinued operations were $77.4 million and $100.7 million, respectively, and the net cash flows used in investing activities attributable to discontinued operations were $23.9 million and $61.4 million, respectively.

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

In determining the fair value of assets and liabilities that are measured on a recurring basis at June 30, 2018 and December 31, 2017, with the exception of contingent purchase price payables, the Company utilized Level 1 and 2 inputs to perform such measurements methods, which were commensurate with the market approach. The Company utilizes Level 3 inputs to measure the fair value of the contingent consideration. The fair value was determined utilizing future forecasts of both earnings and other performance metrics which are expected to be achieved during the performance period, in accordance with each respective purchase agreement. There were no significant transfers to or from Levels 1 and 2 during the three and six months ended June 30, 2018. The Company's non-patient receivables and accounts payable are reflected in the financial statements at cost, which approximates fair value.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$1.3	$—	$—	$1.3
Corporate bonds/Fixed income	59.6	22.6	—	82.2
Corporate equity securities	10.4	—	—	10.4
Liabilities:
Contingent consideration	—	—	7.4	7.4

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	10.4	30.8	—	41.2
Corporate equity securities	12.4	—	—	12.4
Liabilities:
Contingent consideration	—	—	8.0	8.0

The following table summarizes the change in financial instruments classified as Level 3 in the fair value hierarchy as of June 30, 2018 (in millions):

Balance at December 31, 2017	$8.0
Decrease due to current period payments	(1.0)
Increase due to current period acquisitions	0.4
Balance at June 30, 2018	$7.4

Item 1. Financial Statements - (continued)	Table of Contents

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

Effective January 1, 2018, the Company adopted ASU 2016-01 and corporate equity securities are no longer classified as available-for-sale. The change in fair value of corporate equity securities are reported in other income (expense), net in the accompanying consolidated statements of operations. As of June 30, 2018, the change in fair value in other income (expense), net was $0.8 million.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Insurance collateral consisted of the following as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
Available-for-sale securities:
U.S. Treasuries	$1.3	$1.8
Corporate bonds/Fixed income	82.2	41.2
Corporate equity securities	—	12.4
Total available-for-sale securities	83.5	55.4
Corporate equity securities	10.4	—
Restricted cash deposits and other	16.3	30.8
Insurance collateral	$110.2	$86.2

Item 1. Financial Statements - (continued)	Table of Contents

Amortized cost basis and aggregate fair value of the Company's available-for-sale and corporate equity securities as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30, 2018
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.3	$—	$—	$1.3
Corporate bonds/Fixed income	82.9	0.1	(0.8)	82.2
Total available-for-sale securities	84.2	0.1	(0.8)	83.5
Corporate equity securities	9.9	0.7	(0.2)	10.4
Total corporate equity and available-for-sale securities	$94.1	$0.8	$(1.0)	$93.9

	December 31, 2017
		Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Description:
U.S. Treasuries	$1.8	$—	$—	$1.8
Corporate bonds/Fixed income	40.7	0.7	(0.2)	41.2
Corporate equity securities	10.5	1.9	—	12.4
Total available-for-sale securities	$53.0	$2.6	$(0.2)	$55.4

As of June 30, 2018, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $6.8 million with contractual maturities within one year and $49.7 million with contractual maturities extending longer than one year through five years and $27.0 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company's available-for-sale investment securities that were temporarily impaired as of June 30, 2018 and December 31, 2017 were as follows (in millions):

	June 30, 2018		December 31, 2017
	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss
Corporate bonds/Fixed income	$65.3	$(0.6)	$16.0	$(0.2)

There were no available-for-sale investment securities that were other-than-temporarily impaired as of June 30, 2018.

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

The Company received proceeds of $2.4 million and $17.7 million on the sale and maturities of available-for-sale securities during the three and six months ended June 30, 2018, respectively. The Company received proceeds of $6.6 million and $8.6 million on the sale and maturities of corporate equity securities during the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2018, losses of approximately $0.2 million were reclassified from accumulated other comprehensive income (loss) to other income (expense), net in the accompanying consolidated statements of operations. There were no losses reclassified from accumulated other comprehensive income (loss) to other income (expense), net in the accompanying consolidated statements of operations for the three months ended June 30, 2018. For the three and six months ended June 30, 2018 there were $1.0 million and $0.1 million, respectively, of unrealized losses recorded in accumulated other comprehensive income (loss) for available-for-sale securities.

(7) Prepaid and Other Current Assets

The following table presents a summary of items comprising prepaid and other current assets in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in millions):

	June 30,	December 31,
	2018	2017
Income taxes receivable	$4.0	$74.3
Prepaid expenses	61.5	59.9
Other	30.5	31.4
Total prepaid and other current assets	$96.0	$165.6

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

As of June 30, 2018 and December 31, 2017, the Company recorded in the accompanying consolidated balance sheets its investments in unconsolidated affiliates of $170.3 million and $156.7 million, respectively. The Company's net earnings from these investments during the three months ended June 30, 2018 and 2017 were approximately $7.5 million and $5.7 million, respectively, and $13.3 million and $10.6 million for the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, the Company entered into one equity method investment. As a result of this investment, the Company contributed its controlling interest in one center in exchange for a noncontrolling interest in the new investment and net cash consideration of $0.2 million. This new investment is jointly owned by a health system and the Company and is controlled by the health system. In addition to this transaction, the Company made a capital contribution of $12.1 million into a previously existing equity method investment to fund an acquisition made by that entity during the six months ended June 30, 2018.

In each transaction, the gain or loss on deconsolidation, which is primarily non-cash in nature, is determined based on the difference between the fair value of the Company’s interest, which is based on estimates of the expected future earnings, in the new entity and the carrying value of both the tangible and intangible assets of the contributed center immediately prior to the transaction. In certain cases, the Company evaluated likely scenarios which are weighted by a range of expected probabilities of 10% to 50% which are primarily based on third-party valuations received by the Company. Accordingly, the Company recognized a net gain on deconsolidation which is included in net gain (loss) on disposals and deconsolidations in the accompanying consolidated statements of operations of approximately $0.7 million during the six months ended June 30, 2018. During the six months ended June 30, 2017, the

Item 1. Financial Statements - (continued)	Table of Contents

Company recognized a net gain on deconsolidation in the accompanying consolidated statements of operations of approximately $7.4 million. There was no deconsolidation activity during the three months ended June 30, 2018 and 2017.

(9) Goodwill and Intangible Assets

The Company’s intangible assets include goodwill and other intangibles, which include the fair value of both the customer relationships with hospitals and certain trade names. The Company's indefinite-lived intangibles include goodwill, trade names and licenses. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company evaluates indefinite-lived intangible assets, including goodwill, for impairment at least on an annual basis and more frequently if certain indicators are encountered. Indefinite-lived intangibles are to be tested at the reporting unit level, defined as an operating segment or one level below an operating segment (referred to as a component), with the fair value of the reporting unit being compared to its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, the indefinite-lived intangibles associated with the reporting unit are not considered to be impaired. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year. If events or circumstances occur that are more likely than not to reduce the fair value of the reporting units below their carrying value the annual goodwill impairment test will be performed sooner, as evaluated below. There can be no assurance that the estimates and assumptions made for purposes of this qualitative evaluation will prove to be an accurate prediction of future results. Factors that could impact the final determination of fair value in connection with the completion of the annual goodwill impairment process include a sustained decline in market capitalization, changes in the estimated fair values of the physician services assets and liabilities, changes in projected future earnings and net cash flows, changes in market related multiples, and changes in valuation related assumptions such as discount rates and perpetual growth rates.

As described in Note 1, on June 10, 2018, the Company entered into the Merger Agreement, which provides for the conversion of each share of the Company's common stock into the right to receive $46.00 in cash (the Merger Consideration) upon consummation of the Merger. The Company identified the value of the Merger Consideration as an indicator of impairment and evaluated the Company's fair value of its combined reporting units with the equity market capitalization and consolidated enterprise value to determine if it is reasonable compared to the external market indicators. Accordingly, under ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.", which the Company adopted in 2017, the Company performed an estimated calculation of fair value at June 30, 2018, which indicated that the carrying value of the Company's physician services segment exceeded its fair value. To perform this evaluation, the Company utilized the Merger Consideration to arrive at consolidated enterprise value at June 30, 2018 and compared the fair values of the reporting units to the carrying values of the reporting units. As a result of this evaluation, the Company recorded an estimated non-cash impairment charge of $1.98 billion to goodwill during the three months ended June 30, 2018 related to the physician services segment. As of June 30, 2018, the fair value for the ambulatory services reporting unit was substantially in excess of its carrying value. Subsequent to the goodwill impairment, the physician services segment's carrying value was at fair value and the remaining goodwill associated with the physician reporting unit was $3.49 billion. Any future adverse events could require additional assessment since the fair value equaled carrying value as of June 30, 2018 for the physician services reporting unit and could result in a material adjustment to the estimate recorded.

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows (in millions):

	Physician Services	Ambulatory Services	Total
Balance at December 31, 2017	$5,410.6	$2,125.5	$7,536.1
Goodwill acquired, including post acquisition adjustments	59.0	51.6	110.6
Goodwill disposed, including impact of deconsolidation transactions	—	(4.4)	(4.4)
Goodwill impairment charges	(1,980.0)	—	(1,980.0)
Balance at June 30, 2018	$3,489.6	$2,172.7	$5,662.3

During the six months ended June 30, 2018, goodwill increased in the Company's physician services segment due to the acquisition of four physician practices, which was offset by the non-cash impairment charge. In the ambulatory services segment, goodwill increased by $51.6 million as a result of current year acquisitions. The increase in the ambulatory services segment was offset by goodwill disposed as a result of the disposal or deconsolidation of consolidated surgery centers within the ambulatory services segment of $4.4 million.

Item 1. Financial Statements - (continued)	Table of Contents

Intangible Assets

Amortizable Intangible Assets	Estimated Useful Life	Weighted Average Amortization Period
Customer relationships	17 to 20 years	17.7
Capitalized software	3 to 7 years	5.7
Agreements, contracts and other	3 to 10 years	3.1

Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following (in millions):

	June 30, 2018			December 31, 2017
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortizable intangible assets:
Customer relationships	$3,493.0	$(408.6)	$3,084.4	$3,446.7	$(321.8)	$3,124.9
Capitalized software	192.8	(92.1)	100.7	166.9	(73.3)	93.6
Agreements, contracts and other	14.6	(6.3)	8.3	13.5	(4.9)	8.6
Total amortizable intangible assets	3,700.4	(507.0)	3,193.4	3,627.1	(400.0)	3,227.1
Non-amortizable intangible assets:
Trade names	430.0	—	430.0	430.0	—	430.0
Restrictive covenant arrangements	8.6	—	8.6	8.4	—	8.4
Total non-amortizable intangible assets	438.6	—	438.6	438.4	—	438.4
Total intangible assets	$4,139.0	$(507.0)	$3,632.0	$4,065.5	$(400.0)	$3,665.5

Amortization of intangible assets for the three months ended June 30, 2018 and 2017 was $52.7 million and $55.5 million, respectively, and $107.4 million and $111.6 million for the six months ended June 30, 2018 and 2017, respectively. Estimated amortization of intangible assets for the remainder of 2018 and each of the following five years and thereafter is $109.9 million, $210.8 million, $200.3 million, $192.4 million, $181.0 million, $177.3 million and $2.12 billion, respectively. The Company expects to recognize amortization of all intangible assets over a weighted average period of 17.2 years with no expected residual values.

(10) Long-term Debt

Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
ABL Facility	$—	$—
Term Loan B - 2023	2,256.3	3,956.3
Senior Unsecured Notes due 2022 (5.625%)	1,100.0	1,100.0
Senior Unsecured Notes due 2022 (5.125%)	750.0	750.0
Senior Unsecured Notes due 2024 (6.250%)	550.0	550.0
Other debt due through 2025	28.1	24.1
Capitalized lease arrangements due through 2031	30.9	32.3
	4,715.3	6,412.7
Less current portion	13.0	52.1
Less net deferred financing costs	88.7	97.3
Long-term debt	$4,613.6	$6,263.3

The fair value of the Company's fixed rate long-term debt, with a carrying value of $2.46 billion, was $2.51 billion at June 30, 2018. The Company's variable rate long-term debt approximated its carrying value of $2.26 billion at June 30, 2018. With the exception of the Company’s senior unsecured notes, the fair value of fixed rate debt (Level 2) is determined based on an estimation of

Item 1. Financial Statements - (continued)	Table of Contents

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

(11) Insurance Reserves

Insurance reserves are established for professional and general liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through wholly owned subsidiaries for certain professional (medical malpractice) and general liability programs. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 million to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through June 30, 2018.

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

At June 30, 2018 and December 31, 2017, the Company's accrued insurance reserves are presented in the accompanying consolidated balance sheets as a component of other accrued liabilities and insurance reserves as follows (in millions):

	June 30, 2018	December 31, 2017
Third-party insurance reserves	$105.3	$111.3
Estimated losses under self-insured programs	154.6	170.3
Incurred but not reported losses	147.6	114.0
Total accrued insurance reserves	407.5	395.6
Less estimated losses payable within one year	81.0	77.1
Total	$326.5	$318.5

The changes to the Company's estimated losses under insurance programs as of June 30, 2018 were as follows (in millions):

Balance at December 31, 2017	$395.6
Assumed liabilities through acquisitions	1.5
Provision related to current period self-insurance reserves (1)	38.6
Provision related to changes in prior period self-insurance reserves	26.4
Payments for prior period self-insurance reserves	(54.3)
Change in third-party insurance reserves	(0.2)
Other, net including post-acquisition adjustments	(0.1)
Balance at June 30, 2018	$407.5

(1)
Total insurance expense for the six months ended June 30, 2018 and 2017 was $100.2 million and $68.4 million, respectively, which also included premiums paid to third-party insurers and premiums paid to captive insurance companies of certain of our joint venture partners.

Item 1. Financial Statements - (continued)	Table of Contents

(12) Stockholders’ Equity

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

In May 2014, the Company adopted the AmSurg Corp. 2014 Equity and Incentive Plan (the 2014 Plan), which was amended in both 2016 and 2017, most recently to change the name of the plan to the Envision Healthcare Corporation 2014 Equity and Incentive Plan. Under this plan, the Company has granted restricted stock, non-qualified options and market-based performance share units to employees and outside directors. At June 30, 2018, 3,200,000 shares were authorized for grant under the 2014 Plan and 941,867 shares were available for future equity grants. Under the terms of the 2014 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

The Company withholds a portion of employee restricted stock that vests to cover payroll withholding taxes in accordance with the restricted stock agreements. During the six months ended June 30, 2018 and 2017, the Company withheld approximately 151,691 shares and 130,160 shares, respectively, of common stock for approximately $5.5 million and $8.9 million, respectively.

On December 1, 2016, each outstanding option to purchase shares of Envision Healthcare Holdings, Inc. (EHH) common stock and each outstanding EHH stock unit (including stock units subject to time-based and performance-based vesting conditions) were converted into an option to purchase 0.334 shares of common stock of the Company and 0.334 stock units of the Company, respectively. Each option and stock unit continues to have the same terms and conditions as were in effect under the EHH 2013 Omnibus Incentive Plan prior to the completion of the AmSurg and EHH merger. During the year ended December 31, 2017, the plan was renamed to the Envision Healthcare Corporation 2013 Omnibus Incentive Plan (the 2013 Plan). At June 30, 2018, 5,580,568 shares were authorized for grant under the 2013 Plan and 3,694,696 shares were available for future equity grants. Non-performance and performance-based awards issued under the 2013 Plan are subject to time-based vesting ranging from one to three years. All options issued under the 2013 Plan have a term of ten years from the date of grant. Under the terms of the 2013 Plan, all equity awards granted thereunder are subject to a one year minimum vesting period.

Restricted stock granted to outside directors vests on the first anniversary of the date of grant. Restricted stock granted to employees generally vests over three to four years in three equal installments. The fair value of restricted stock is determined based on the closing bid price of the Company’s common stock on the grant date.

Performance Units

During the six months ended June 30, 2018, the Company issued 72,059 market-based performance share units with a grant date fair value of approximately $46 per unit. Also, during the six months ended June 30, 2018, 26,429 market-based performance share units vested while 58,403 market-based performance shares were canceled. At June 30, 2018, 182,982 market-based performance shares were outstanding. The market-based performance share units vest based on achievement of both the three years service condition and market condition. The market-based performance share units continue to have the same terms and conditions as were in effect prior to the AmSurg and EHH merger. The Monte Carlo simulation used to calculate the fair value of the market-based performance share units simulates the present value of the potential outcomes of future stock prices of the Company and the companies included in the defined performance index over the performance cycle. The projection of stock prices are based on the risk-free rate of return, the volatilities of the stock price of the Company and the companies included in the defined performance index, and the correlation of the stock price of the Company with these companies. If the financial performance goal is not achieved, the market based performance share units will be forfeited. The number of market based performance share units that will ultimately be received by the holders range from 0% to 150% of the units granted, depending on the Company’s level of achievement with respect to the financial performance goal.

During the six months ended June 30, 2018, the Company issued 459,311 performance-based share units which vest in a range from 0% to 150% of the number of target units awarded, depending on the Company’s level of achievement with respect to the financial performance goal, after three years. The Company has not recognized stock compensation expense for the performance-based share units during the six months ended June 30, 2018 as the performance conditions have not been determined as of June 30, 2018. The

Item 1. Financial Statements - (continued)	Table of Contents

Company expects the performance conditions to be determined during the third year of vesting. During the six months ended June 30, 2018, 21,931 performance-based shares vested while 83,833 performance-based shares were canceled. At June 30, 2018, 665,198 performance-based share units were outstanding.

Restricted Stock

A summary of the status of and changes for non-vested restricted shares for the periods presented below is summarized as follows:

		Weighted
	Number	Average
	of Shares	Grant Price
Non-vested awards at December 31, 2017	1,410,461	$65.52
Shares granted	750,947	40.21
Shares vested	(554,254)	62.95
Shares forfeited	(129,188)	60.80
Non-vested awards at June 30, 2018	1,477,966	54.04

Stock Options

A summary of stock option activity for the periods presented below is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of Shares	Price	Term (in years)
Outstanding at December 31, 2017	2,826,021	$19.70	4.3
Options exercised with total intrinsic value of $9.4 million	(300,728)	11.44
Options canceled	(412,239)	25.08
Outstanding at June 30, 2018 with an aggregate intrinsic value of $59.1 million	2,113,054	19.71	3.6
Vested and Exercisable at June 30, 2018 with an aggregate intrinsic value of $59.1 million	2,019,631	17.56	3.4

The aggregate intrinsic value represents the total pre-tax intrinsic value received by the option holders on the exercise date or that would have been received by the option holders had all holders of in-the-money outstanding options at June 30, 2018 exercised their options at the Company’s closing stock price on June 30, 2018.

Other Information

Other information pertaining to share-based activity during the three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense from continuing operations	$8.8	$10.7	$16.2	$25.3
Fair value of shares vested	1.7	1.8	20.4	30.2
Cash received from option exercises	6.4	2.6	6.7	3.7
Tax expense (benefit) from exercises of share based awards	2.7	0.8	7.3	(2.1)

As of June 30, 2018, the Company had total unrecognized compensation cost of approximately $42.2 million related to non-vested awards, which the Company expects to recognize through 2021 and over a weighted average period of 1.0 year. For the three and six months ended June 30, 2018 and 2017, there were 317,761 and 529,637 options that were anti-dilutive, respectively.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes the Company to repurchase up to $250 million of its common stock. As of June 30, 2018, the Company had made no repurchases under the stock repurchase program.

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

The following is a reconciliation of the numerator and denominators of basic and diluted earnings (loss) per share (dollars in millions; per share amounts in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Earnings	Shares	Per Share	Earnings	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
2018:
Net earnings (loss) from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic and diluted)	$(1,837.7)	120,843	$(15.21)	$(1,800.8)	120,697	$(14.92)

2017:
Net earnings from continuing operations attributable to Envision Healthcare Corporation common stockholders (basic)	$50.2	116,852	$0.43	$80.9	116,708	$0.69
Effect of dilutive securities, options and non-vested shares	—	2,729		—	2,820
Net earnings attributable to Envision Healthcare Corporation common stockholders (diluted)	$50.2	119,581	$0.42	$80.9	119,528	$0.68

Item 1. Financial Statements - (continued)	Table of Contents

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law. The Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. As a result of the enacted rate change, during the year ended December 31, 2017 we recorded a benefit of $596.6 million in deferred income tax expense for the change in the net deferred tax liability at the 21% tax rate. The Act also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes that began in 2018. These prospective changes include an increased limitation on deductibility of executive compensation, a limitation on the deductibility of interest expense, new rules surrounding meals and entertainment expense and fines and penalties. Also, while net operating losses generated in the future may be carried forward indefinitely under the new law, there is a limitation on the amount that may be used in any given year. The Act may also have an impact on projected future taxable income that could affect valuation allowance considerations. In addition to the Federal law, the Company awaits guidance from the states in which it files on how components of the Act may be treated in these jurisdictions. We currently expect our adjusted effective rate during 2018 to be approximately 26%. During the six months ended June 30, 2018, we recorded an additional $10.3 million as additional income tax benefit as a result of the Act, primarily due to 2017 acquisitions with subsequent purchase price allocation adjustments.

The tax benefit represents the Company's assessment of the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of June 30, 2018, and the Company will continue to refine such amounts within the measurement period provided by SAB 118 and ASU 2018-05. We continue to analyze the different aspects of the Act which could potentially affect the provisional estimates that were recorded at December 31, 2017 and June 30, 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the first reporting period in which a reasonable estimate can be determined. The Company expects to complete the analysis no later than the fourth quarter of 2018.

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

On August 4, 2017, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee (M.D. Tenn.) against the Company and several of its officers and former officers alleging that the Company and the individual defendants violated the federal securities laws by making allegedly false and misleading statements and failing to disclose certain information. On September 29, 2017, and October 23, 2017, respectively, two purported class actions were filed in the same court making similar allegations. The Court subsequently consolidated these cases into a single action. Plaintiff filed a consolidated class action complaint (CAC) on January 26, 2018. In addition to the Company and certain current and former officers of the Company, the CAC also named Clayton Dubilier & Rice, LLC (CD&R), a former Envision investor, and certain CD&R affiliates. On April 3, 2018, defendants filed a motion to dismiss the CAC. That motion remains pending. On November 20, 2017, a shareholder filed a derivative action in the M.D. Tenn. against the Company and its Board. The plaintiff generally alleges that the Company and/or certain of its officers breached its fiduciary duties and violated the federal securities laws. On December 12, 2017, and December 15, 2017, respectively, two additional derivative actions were filed in the same court raising essentially the same allegations. Those derivative actions were consolidated on May 21, 2018. On August 2, 2018, the plaintiffs filed an amended complaint and added class action claims in connection with the Merger. In addition to the derivative claims, the amended complaint now includes claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Proxy Statement filed on July 9, 2018, in connection with the Merger. The amended complaint also alleges a claim against the individual defendants for breaches of fiduciary duties. It seeks, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event the Merger is completed), and an award of costs and attorneys’ fees. The Company believes these claims are without merit and intends to vigorously defend these actions. Given the preliminary stage of these matters, the Company is unable to estimate the amount of potential damages, if any, in any of these actions.

The Company filed a lawsuit against United HealthCare Insurance Company (United) on March 12, 2018 in U.S. District Court for the Southern District of Florida asserting, among other things, that United breached its medical group participation agreement with the Company (the Participation Agreement) by unilaterally lowering the contracted rates payable for certain healthcare services provided by the Company's clinicians to United’s health plan participants. On April 13, 2018, United filed a claim against the Company in arbitration, alleging that we breached the Participation Agreement by improperly affiliating new entities. On April 27, 2018, the court ordered that the Company should pursue our claims in arbitration and we refiled our complaint in arbitration. While the Company intends to vigorously assert its claims against United in binding arbitration, the Company is unable to predict the outcome of the arbitration.

In July 2018, three shareholder lawsuits were filed in connection with the Merger: Modi v. Envision Healthcare Corporation, et al., Case No. 3:18-cv-00648 (the Modi Action), filed in the United States District Court for the Middle District of Tennessee on behalf of a putative class of the Company’s public shareholders; White v. Envision Healthcare Corporation, et al., Case No. 1:18-cv-01068 (the White Action), filed in the United States District Court for the District of Delaware by an individual purported shareholder; and Rosenblatt v. Envision Healthcare Corporation, et al., Case No. 1:18-cv-01077 (the Rosenblatt Action), also filed in the United States District Court for the District of Delaware on behalf of a putative class of the Company’s public shareholders. The White and Rosenblatt Actions name as defendants the Company and each of the Company’s directors individually; the Modi Action names as defendants the Company, each of the Company’s directors individually, Parent and Merger Sub. All three actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Proxy Statement filed on July 9, 2018, in connection with the Merger. The Modi Action also alleges a claim against the individual defendants for breach of fiduciary duties under Delaware law. All three actions seek, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event that the Merger is completed), and an award of costs and attorneys’ and expert fees. The Company believes these claims are without merit. Given the preliminary stage of these matters, the Company is unable to estimate the amount of potential damages, if any, in any of these actions.

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

Item 1. Financial Statements - (continued)	Table of Contents

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

Redeemable Noncontrolling Interests

In the event of a change in current law that would prohibit the physicians’ current form of ownership in the partnerships within the ambulatory services segment, the Company would be obligated to purchase the physicians’ interests in a substantial amount of the Company’s partnerships. The purchase price to be paid in such event would be determined by a predefined formula, as specified in the partnership agreements. The Company believes the likelihood of a change in current law that would trigger such purchases was remote as of June 30, 2018. As a result, the noncontrolling interests that are subject to this redemption feature are not included as part of the Company’s equity and are classified as noncontrolling interests – redeemable on the Company’s consolidated balance sheets.

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

The following table presents financial information for each reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Revenue:
Physician Services	$1,744.8	$1,628.5	$3,514.2	$3,191.2
Ambulatory Services	328.0	318.5	635.6	634.4
Total	$2,072.8	$1,947.0	$4,149.8	$3,825.6

Adjusted EBITDA:
Physician Services	$182.4	$193.3	$332.5	$343.4
Ambulatory Services	64.3	60.5	121.8	120.7
Total	$246.7	$253.8	$454.3	$464.1

Adjusted EBITDA:	$246.7	$253.8	$454.3	$464.1
Net earnings attributable to noncontrolling interests	60.7	51.6	111.9	105.7
Interest expense, net	(67.4)	(56.1)	(131.0)	(108.5)
Depreciation and amortization	(70.3)	(71.6)	(140.9)	(142.9)
Share-based compensation	(8.8)	(10.7)	(16.2)	(25.3)
Transaction and integration costs	(57.4)	(27.4)	(78.8)	(48.9)
Impairment charges	(1,979.9)	—	(1,980.6)	(0.3)
Net gain (loss) on disposals and deconsolidations, net of noncontrolling interests	—	—	(0.6)	0.3
Net unrealized loss on equity securities	(0.8)	—	(1.7)	—
Net change in deferred taxes due to tax reform attributable to noncontrolling interests	(0.6)	—	(0.6)	—
Earnings (loss) before income taxes	$(1,877.8)	$139.6	$(1,784.2)	$244.2

Acquisition and Capital Expenditures:
Physician Services	$49.1	$402.9	$134.3	$468.9
Ambulatory Services	41.3	23.3	48.7	51.1
Total	$90.4	$426.2	$183.0	$520.0

Item 1. Financial Statements - (continued)	Table of Contents

(16) Financial Information for the Company and Its Subsidiaries

The 2022 Senior Unsecured Notes are senior unsecured obligations of the Company and are guaranteed by its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The 2022 Senior Unsecured Notes are guaranteed on a full and unconditional and joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary's assets are sold. The following condensed consolidating financial statements present the Company (as parent issuer), the subsidiary guarantors, the subsidiary non-guarantors and consolidating adjustments. These condensed consolidating financial statements have been prepared and presented in accordance with Rule 3-10 of Regulation S-X "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered." The operating and investing activities of the separate legal entities are fully interdependent and integrated. Accordingly, the results of the separate legal entities are not representative of what the operating results would be on a stand-alone basis. As a result of the refinancing related to the AmSurg and EHH merger, the guarantor structure of certain entities changed and these statements have been revised to reflect the current structure post-AmSurg and EHH merger.

Condensed Consolidating Balance Sheet - June 30, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$286.2	$47.4	$259.9	$—	$593.5
Insurance collateral	—	—	110.2	—	110.2
Accounts receivable, net	6.1	531.3	1,006.1	—	1,543.5
Supplies inventory	—	—	22.1	—	22.1
Prepaid and other current assets	26.7	0.1	71.1	(1.9)	96.0
Total current assets	319.0	578.8	1,469.4	(1.9)	2,365.3
Property and equipment, net	24.9	81.6	181.9	—	288.4
Investments in and advances to affiliates	6,786.3	1,095.3	—	(7,711.3)	170.3
Intercompany receivable	2,792.3	—	—	(2,792.3)	—
Goodwill	—	1,022.4	—	4,639.9	5,662.3
Intangible assets, net	34.2	1,038.3	2,559.5	—	3,632.0
Other assets	69.4	59.6	65.8	—	194.8
Total assets	$10,026.1	$3,876.0	$4,276.6	$(5,865.6)	$12,313.1
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$—	$0.2	$12.8	$—	$13.0
Accounts payable	23.6	10.1	27.1	—	60.8
Accrued salaries and benefits	16.8	13.2	486.0	—	516.0
Accrued interest	51.3	—	—	—	51.3
Other accrued liabilities	84.2	189.0	56.0	(1.9)	327.3
Total current liabilities	175.9	212.5	581.9	(1.9)	968.4
Long-term debt	4,567.7	0.1	45.8	—	4,613.6
Deferred income taxes	602.6	—	170.2	—	772.8
Insurance reserves	6.2	12.6	307.7	—	326.5
Other long-term liabilities	47.9	86.3	30.2	—	164.4
Intercompany payable	—	2,367.8	424.5	(2,792.3)	—
Noncontrolling interests – redeemable	—	—	74.6	112.2	186.8
Equity:
Total Envision Healthcare Corporation equity	4,625.8	1,196.7	2,538.1	(3,734.8)	4,625.8
Noncontrolling interests – non-redeemable	—	—	103.6	551.2	654.8
Total equity	4,625.8	1,196.7	2,641.7	(3,183.6)	5,280.6
Total liabilities and equity	$10,026.1	$3,876.0	$4,276.6	$(5,865.6)	$12,313.1

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Balance Sheet - December 31, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Assets
Current assets:
Cash and cash equivalents	$110.0	$10.2	$192.0	$—	$312.2
Insurance collateral	—	—	86.2	—	86.2
Accounts receivable, net	—	275.1	1,130.7	—	1,405.8
Supplies inventory	—	—	22.7	—	22.7
Prepaid and other current assets	7.5	75.8	82.7	(0.4)	165.6
Current assets held for sale	—	2,751.8	—	—	2,751.8
Total current assets	117.5	3,112.9	1,514.3	(0.4)	4,744.3
Property and equipment, net	10.8	103.2	188.7	—	302.7
Investments in and advances to affiliates	10,713.9	1,971.9	—	(12,529.1)	156.7
Intercompany receivable	2,924.9	227.7	—	(3,152.6)	—
Goodwill	—	1,543.3	—	5,992.8	7,536.1
Intangible assets, net	12.9	1,256.1	2,396.5	—	3,665.5
Other assets	50.0	43.6	73.7	—	167.3
Total assets	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$40.0	$0.1	$12.0	$—	$52.1
Accounts payable	2.0	23.1	37.1	—	62.2
Accrued salaries and benefits	5.5	218.1	324.4	—	548.0
Accrued interest	52.1	—	—	—	52.1
Other accrued liabilities	3.1	162.5	116.4	(0.4)	281.6
Current liabilities held for sale	—	399.1	—	—	399.1
Total current liabilities	102.7	802.9	489.9	(0.4)	1,395.1
Long-term debt	6,218.7	0.3	44.3	—	6,263.3
Deferred income taxes	940.0	—	149.3	—	1,089.3
Insurance reserves	6.0	106.3	206.2	—	318.5
Other long-term liabilities	35.5	78.5	35.9	—	149.9
Intercompany payable	—	2,673.6	479.0	(3,152.6)	—
Noncontrolling interests – redeemable	—	—	75.3	111.8	187.1
Equity:
Total Envision Healthcare Corporation equity	6,527.1	4,597.1	2,544.4	(7,141.5)	6,527.1
Noncontrolling interests – non-redeemable	—	—	148.9	493.4	642.3
Total equity	6,527.1	4,597.1	2,693.3	(6,648.1)	7,169.4
Total liabilities and equity	$13,830.0	$8,258.7	$4,173.2	$(9,689.3)	$16,572.6

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$6.9	$504.6	$1,594.5	$(33.2)	$2,072.8
Operating expenses:
Salaries and benefits	20.0	446.9	1,017.3	(0.1)	1,484.1
Supply cost	—	5.2	50.8	—	56.0
Insurance expense	—	14.8	65.1	(27.3)	52.6
Other operating expenses	7.8	1.3	186.7	(5.8)	190.0
Transaction and integration costs	11.0	46.4	—	—	57.4
Impairment charges	—	1,979.9	—	—	1,979.9
Depreciation and amortization	1.5	51.5	17.3	—	70.3
Total operating expenses	40.3	2,546.0	1,337.2	(33.2)	3,890.3
Net gain (loss) on disposals and deconsolidations	—	0.7	(1.5)	—	(0.8)
Equity in earnings of unconsolidated affiliates	(1,815.4)	197.5	—	1,625.4	7.5
Operating income (loss)	(1,848.8)	(1,843.2)	255.8	1,625.4	(1,810.8)
Interest expense (benefit), net	(8.0)	71.2	4.2	—	67.4
Other income (expense), net	(0.5)	0.9	—	—	0.4
Earnings (loss) before income taxes	(1,841.3)	(1,913.5)	251.6	1,625.4	(1,877.8)
Income tax expense (benefit)	(3.6)	(98.1)	0.9	—	(100.8)
Net earnings (loss) from continuing operations	(1,837.7)	(1,815.4)	250.7	1,625.4	(1,777.0)
Net loss from discontinued operations	—	—	—	—	—
Net earnings (loss)	(1,837.7)	(1,815.4)	250.7	1,625.4	(1,777.0)
Less net earnings attributable to noncontrolling interests	—	—	60.7	—	60.7
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(1,837.7)	$(1,815.4)	$190.0	$1,625.4	$(1,837.7)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(1,837.7)	$(1,815.4)	$189.0	$1,625.4	$(1,838.7)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$14.2	$1,094.9	$3,117.6	$(76.9)	$4,149.8
Operating expenses:
Salaries and benefits	36.6	978.6	2,008.1	(0.3)	3,023.0
Supply cost	—	10.4	100.0	—	110.4
Insurance expense	—	26.5	139.0	(65.3)	100.2
Other operating expenses	15.4	6.6	370.1	(11.3)	380.8
Transaction and integration costs	14.3	64.4	0.1	—	78.8
Impairment charges	—	1,980.6	—	—	1,980.6
Depreciation and amortization	3.1	103.5	34.3	—	140.9
Total operating expenses	69.4	3,170.6	2,651.6	(76.9)	5,814.7
Net gain (loss) on disposals and deconsolidations	—	0.9	(2.7)	—	(1.8)
Equity in earnings of unconsolidated affiliates	(1,870.0)	344.6	—	1,538.7	13.3
Operating income (loss)	(1,925.2)	(1,730.2)	463.3	1,538.7	(1,653.4)
Interest expense (benefit), net	(0.9)	112.0	19.9	—	131.0
Other income (expense), net	(1.0)	1.2	—	—	0.2
Earnings (loss) before income taxes	(1,925.3)	(1,841.0)	443.4	1,538.7	(1,784.2)
Income tax expense (benefit)	(1.2)	(94.3)	0.2	—	(95.3)
Net earnings (loss) from continuing operations	(1,924.1)	(1,746.7)	443.2	1,538.7	(1,688.9)
Net loss from discontinued operations	—	(123.3)	—	—	(123.3)
Net earnings (loss)	(1,924.1)	(1,870.0)	443.2	1,538.7	(1,812.2)
Less net earnings attributable to noncontrolling interests	—	—	111.9	—	111.9
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(1,924.1)	$(1,870.0)	$331.3	$1,538.7	$(1,924.1)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(1,924.1)	$(1,870.0)	$331.2	$1,538.7	$(1,924.2)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Three Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$7.3	$450.3	$1,536.6	$(47.2)	$1,947.0
Operating expenses:
Salaries and benefits	18.0	419.2	938.0	(0.1)	1,375.1
Supply cost	—	1.6	55.5	—	57.1
Insurance expense	0.6	5.5	56.0	(31.3)	30.8
Other operating expenses	6.6	41.9	156.9	(15.8)	189.6
Transaction and integration costs	3.0	24.3	0.1	—	27.4
Impairment charges	—	—	—	—	—
Depreciation and amortization	1.5	53.0	17.1	—	71.6
Total operating expenses	29.7	545.5	1,223.6	(47.2)	1,751.6
Net gain (loss) on disposals and deconsolidations	—	8.2	(14.0)	—	(5.8)
Equity in earnings of unconsolidated affiliates	100.6	192.3	—	(287.2)	5.7
Operating income	78.2	105.3	299.0	(287.2)	195.3
Interest expense, net	6.8	38.4	10.9	—	56.1
Other income (expense), net	0.4	(2.2)	2.2	—	0.4
Earnings before income taxes	71.8	64.7	290.3	(287.2)	139.6
Income tax expense (benefit)	15.5	(33.0)	53.1	—	35.6
Net earnings from continuing operations	56.3	97.7	237.2	(287.2)	104.0
Net earnings from discontinued operations	—	3.9	—	—	3.9
Net earnings	56.3	101.6	237.2	(287.2)	107.9
Less net earnings attributable to noncontrolling interests	—	—	51.6	—	51.6
Net earnings attributable to Envision Healthcare Corporation stockholders	56.3	101.6	185.6	(287.2)	56.3
Preferred stock dividends	(2.2)	—	—	—	(2.2)
Net earnings attributable to Envision Healthcare Corporation common stockholders	$54.1	$101.6	$185.6	$(287.2)	$54.1

Comprehensive income attributable to Envision Healthcare Corporation	$56.3	$102.0	$185.6	$(287.2)	$56.7

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Operations - For the Six Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Net revenue	$15.5	$890.4	$3,005.3	$(85.6)	$3,825.6
Operating expenses:
Salaries and benefits	40.7	823.1	1,870.6	(0.3)	2,734.1
Supply cost	—	2.8	108.4	—	111.2
Insurance expense	1.1	15.3	106.5	(54.5)	68.4
Other operating expenses	13.3	77.3	313.9	(30.8)	373.7
Transaction and integration costs	5.3	43.0	0.6	—	48.9
Impairment charges	—	0.3	—	—	0.3
Depreciation and amortization	3.0	107.3	32.6	—	142.9
Total operating expenses	63.4	1,069.1	2,432.6	(85.6)	3,479.5
Net gain (loss) on disposals and deconsolidations	—	10.0	(15.5)	—	(5.5)
Equity in earnings of unconsolidated affiliates	(298.7)	356.0	—	(46.7)	10.6
Operating income (loss)	(346.6)	187.3	557.2	(46.7)	351.2
Interest expense, net	15.8	71.3	21.4	—	108.5
Other income (expense), net	1.4	(2.2)	2.3	—	1.5
Earnings (loss) before income taxes	(361.0)	113.8	538.1	(46.7)	244.2
Income tax expense (benefit)	27.9	(63.0)	88.2	—	53.1
Net earnings (loss) from continuing operations	(388.9)	176.8	449.9	(46.7)	191.1
Net loss from discontinued operations	—	(474.3)	—	—	(474.3)
Net earnings (loss)	(388.9)	(297.5)	449.9	(46.7)	(283.2)
Less net earnings attributable to noncontrolling interests	—	—	105.7	—	105.7
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(388.9)	(297.5)	344.2	(46.7)	(388.9)
Preferred stock dividends	(4.5)	—	—	—	(4.5)
Net earnings (loss) attributable to Envision Healthcare Corporation common stockholders	$(393.4)	$(297.5)	$344.2	$(46.7)	$(393.4)

Comprehensive income (loss) attributable to Envision Healthcare Corporation	$(388.9)	$(296.2)	$344.2	$(46.7)	$(387.6)

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2018 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(238.5)	$(135.1)	$589.8	$(191.5)	$24.7
Cash flows from investing activities:
Acquisitions and related expenses	(84.0)	(128.5)	—	84.0	(128.5)
Acquisition of property and equipment	(12.3)	(54.7)	(11.8)	—	(78.8)
Net proceeds from sale of medical transportation business	2,279.7	—	—	—	2,279.7
Purchases of marketable securities	—	—	(65.9)	—	(65.9)
Maturities of marketable securities	—	—	26.3	—	26.3
Other, net	(12.4)	(10.3)	11.4	—	(11.3)
Net cash flows provided by (used in) investing activities	2,171.0	(193.5)	(40.0)	84.0	2,021.5
Cash flows from financing activities:
Proceeds from long-term borrowings	120.0	0.3	9.1	—	129.4
Repayment on long-term borrowings	(1,820.0)	(0.8)	(6.9)	—	(1,827.7)
Distributions to owners, including noncontrolling interests	—	(77.9)	(226.7)	191.5	(113.1)
Capital contributions	—	84.0	—	(84.0)	—
Changes in intercompany balances with affiliates, net	(55.2)	326.7	(271.5)	—	—
Other, net	(1.1)	(6.5)	(0.4)	—	(8.0)
Net cash flows provided by (used in) financing activities	(1,756.3)	325.8	(496.4)	107.5	(1,819.4)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	176.2	(2.8)	53.4	—	226.8
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	110.0	50.2	222.8	—	383.0
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$286.2	$47.4	$276.2	$—	$609.8

Item 1. Financial Statements - (continued)	Table of Contents

Condensed Consolidating Statement of Cash Flows - For the Six Months Ended June 30, 2017 (In millions)
	Parent Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total Consolidated
Cash flows from operating activities:
Net cash flows provided by (used in) operating activities	$(22.6)	$353.2	$267.9	$(219.8)	$378.7
Cash flows from investing activities:
Acquisitions and related expenses	(364.2)	(485.9)	—	364.4	(485.7)
Acquisition of property and equipment	(1.9)	(67.6)	(21.2)	—	(90.7)
Purchases of marketable securities	—	—	(15.9)	—	(15.9)
Maturities of marketable securities	—	—	7.0	—	7.0
Other, net	—	(16.7)	28.0	—	11.3
Net cash flows used in investing activities	(366.1)	(570.2)	(2.1)	364.4	(574.0)
Cash flows from financing activities:
Proceeds from long-term borrowings	789.0	—	9.3	—	798.3
Repayment on long-term borrowings	(307.7)	(0.7)	(5.9)	—	(314.3)
Distributions to owners, including noncontrolling interests	—	(85.5)	(253.3)	219.8	(119.0)
Capital contributions	—	364.2	—	(364.2)	—
Changes in intercompany balances with affiliates, net	5.5	24.6	(30.1)	—	—
Other, net	(11.7)	(12.8)	4.5	(0.2)	(20.2)
Net cash flows provided by (used in) financing activities	475.1	289.8	(275.5)	(144.6)	344.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	86.4	72.8	(9.7)	—	149.5
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	41.6	59.7	259.1	—	360.4
Less cash, cash equivalents, restricted cash and restricted cash equivalents of held for sale assets, end of period	—	23.3	—	—	23.3
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$128.0	$109.2	$249.4	$—	$486.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains certain forward-looking statements (all statements other than with respect to historical fact) within the meaning of the federal securities laws, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve known and unknown risks and uncertainties including, without limitation, those described in this report, in our Annual Report on Form 10-K for the year ended December 31, 2017 (Form 10-K) and the other reports we have filed with the Securities and Exchange Commission since we filed the Form 10-K.  Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Actual results could differ materially and adversely from those contemplated by any forward-looking statement. In light of the significant risks and uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. We undertake no obligation to publicly release any revisions to any forward-looking statements in this discussion to reflect events and circumstances occurring after the date hereof or to reflect unanticipated events.

Among the factors that could cause future results to differ materially from those provided in this report, including our liquidity, financial condition and results of operations, are: changes to payment rates or methods of third-party payors; potential decreases in our revenue and profit margin under our fee for service contracts and arrangements due to changes in volume, payor mix and reimbursement rates; volumes at our existing surgery centers; our loss of existing contracts; our significant client relationships that result in a concentration of revenue; our failure to assess the costs under new contracts; our ability to successfully recruit and retain physicians and other healthcare professionals; enforceability of our non-compete agreements; our failure to implement our business strategy; our ability to cross-sell or sell bundled services to customers; the success of our partnerships with payors and other healthcare providers; litigation for which we are not fully reserved and our ability to accurately set reserves; failure to comply with laws and regulations or adjust operations as appropriate in response to changing laws and regulations; acquisitions that could divert the attention of management; our ability to manage growth effectively; the high level of competition in our lines of business; our ability to maintain our information systems; disruptions in our disaster recovery systems, management continuity planning or information systems; challenges by tax authorities on our treatment of certain physicians as independent contractors; our ability to successfully maintain effective internal controls over financial reporting; shortages of products, equipment and medical supplies; potential write-offs of intangible assets, such as goodwill; the negative impact of weather and other factors on our business; our responsibilities to the minority owners of entities through which we own our surgery centers; failure to timely or accurately bill for services; unfavorable changes in regulatory, economic and other conditions; our ability to adequately protect our intellectual property; risks related to our substantial indebtedness; the impact of the Health Reform Law, as currently structured, and the potential repeal or modification or changes to the implementation of the Health Reform Law; the impact of federal and state investigations and compliance reviews; initiatives to reduce spending on healthcare procedures; our ability to timely enroll our providers in the Medicare program; risks related to the Company’s previously announced review of strategic alternatives; risks related to the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure to obtain stockholder approval of the Merger or required regulatory approvals or the failure to satisfy any of the other conditions to the completion of the Merger; the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers, partners and others with whom we does business, or on our operating results and businesses generally; risks associated with the disruption of management’s attention from ongoing business operations due to the Merger; the ability to meet expectations regarding the timing and completion of the Merger; and the other risks and uncertainties discussed in this report and in our Form 10-K, including under "Item 1A. – Risk Factors" of Form 10-K.

Executive Overview

We are a nationwide provider of healthcare services, offering a highly differentiated array of clinical solutions, including physician-led services, ambulatory services and post-acute services. We are one of the largest owners and operators of ambulatory surgery centers (ASCs, surgery centers, or centers) in the United States based upon total number of facilities, and are a leading provider of outsourced physician services. Through our ambulatory services segment, we acquire, develop and operate ASCs in partnership with physicians. Through our physician services segment, we are one of the largest providers of outsourced physician services in multiple specialties to hospitals, ambulatory surgery centers and other healthcare facilities, primarily in the areas of anesthesiology, radiology, children’s services and emergency medicine. On March 14, 2018, we completed the disposition of our medical transportation business for approximately $2.28 billion in net cash proceeds to an entity controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Proposed Merger

On June 10, 2018, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Enterprise Parent Holdings Inc., a Delaware corporation (Parent), and Enterprise Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will be merged with and into us, we will continue as the surviving corporation (the Merger). Parent and Merger Sub are affiliates of investment funds affiliated with KKR. Pursuant to the terms of the Merger Agreement, each share of our common stock, par value $0.01 per share (Common Stock), outstanding immediately prior to the effective time of the Merger (the Effective Time) (other than shares of Common Stock owned by us in treasury, Parent, Merger Sub, any wholly owned subsidiary of Parent or Merger Sub or any subsidiary of us, and shares of Common Stock owned by stockholders of us who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will at the Effective Time automatically be cancelled and converted into the right to receive $46.00 in cash, without interest (the Merger Consideration), subject to applicable withholding taxes. After the closing of the Merger, we will be a private company and an indirect wholly owned subsidiary of Parent.

The Merger, which is currently expected to close in the fourth quarter of 2018, is subject to the satisfaction or waiver of customary closing conditions, including, among others, adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Common Stock. The Merger Agreement contains certain termination rights for both Parent and us. If the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $167.0 million, and under other specified circumstances, Parent will be required to pay us a termination fee of $275.0 million. We and the Parent filed their respective Notification and Report Forms with the Antitrust Division of the United States Department of Justice and the United States Federal Trade Commission on June 29, 2018, and received early termination of the Hart-Scott-Rodino Antitrust Improvements Act waiting period on July 19, 2018, the receipt of which satisfies one of the conditions to the closing of the Merger.

Physician Services Overview

At June 30, 2018, we delivered physician services, primarily in the areas of emergency department and hospitalist services, anesthesiology services, radiology/tele-radiology services, and children’s services to more than 1,800 clinical departments in healthcare facilities in 45 states and the District of Columbia, with a significant presence in Arizona, California, Florida, New Jersey and Texas. At June 30, 2018, we employed more than 25,000 physicians and other healthcare professionals in our physician services business. We receive reimbursement from third-party payors primarily for fee for service medical services rendered by our affiliated healthcare professionals and other employees to the patients who receive medical treatment at these facilities. In certain cases, in addition to this primary form of reimbursement, we also receive contract revenue directly from the facilities where we perform our services through a variety of payment arrangements that supplement payments from third-party payors. We also provide physician services and manage office-based practices in the areas of pain management, gynecology, obstetrics and perinatology.

Ambulatory Services Overview

We acquire, develop and operate surgery centers in partnership primarily with physicians. Our surgery centers are typically located adjacent to or in close proximity to the medical practices of our partner physicians. At June 30, 2018, we operated 261 ASCs in 35 states and the District of Columbia with approximately 2,000 physician partners and 1,000 other affiliated physicians who utilize our centers. We generally own a majority interest, primarily 51%, in the surgery centers we operate. We also own a minority interest in certain surgery centers in partnership with leading health systems and physicians, and intend to continue to pursue such partnerships.

Health Care Reform and Government Sponsored Programs

Our physician services and ASC businesses depend upon third-party reimbursement programs, including governmental and private insurance programs, to pay for substantially all of the services rendered to patients. For the six months ended June 30, 2018, we derived approximately 27% for our physician services and 26% for our ambulatory services net revenue from governmental healthcare programs, primarily Medicare and managed Medicare programs, and the remainder from a wide mix of commercial payors and patient co-pays and deductibles. The Medicare program currently reimburses physician practices and ASCs in accordance with predetermined fee schedules. We are not required to file cost reports and, accordingly, we have no unsettled amounts from governmental third-party payors.

The payments we receive under government healthcare programs are often less than our standard charges for the healthcare services provided. Furthermore, reimbursement payments under federally-funded healthcare programs are subject to across-the-board spending cuts to the federal budget imposed by the Budget Control Act of 2011. These spending cuts, commonly referred to as "sequestration," may not be more than 2% for a FFY (federal fiscal year). The sequestration cuts have been extended through FFY 2027. In addition, the Health Reform Law contains a number of provisions designed to reduce Medicare program spending. We cannot predict what

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

other deficit reduction initiatives may be proposed by Congress, whether Congress will attempt to restructure or suspend sequestration or the impact sequestration may have on our business.

Physician services payment. Medicare pays for physician services based upon the Medicare Physician Fee Schedule (MPFS), which contains a list of uniform payment rates. These payment rates are determined based on national relative value units (RVU), which the Centers for Medicare and Medicaid Services (CMS) assigns to most medical procedures and services in an effort to capture the various resources required by a physician to provide the service relative to all other services. Each RVU is calculated based on a combination of work required in terms of time and intensity of effort for the service, practice expense attributable to the service and malpractice insurance expense attributable to the service. The work, practice expense, and malpractice insurance elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. The Medicare Access and CHIP Reauthorization Act (MACRA) provides for an increase of 0.5% to the MPFS reimbursement rate for calendar year 2018, partially offset by various adjustments and policy updates. In 2018, after accounting for various adjustments, payment rates under the MPFS will be 0.41% more than 2017 payment rates.

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

ASC payments. Medicare reimburses facility services provided by ASCs under a system that is primarily linked to hospital outpatient department (HOPD) payments, which are set under the hospital outpatient prospective payment system (OPPS). Reimbursement rates for ASCs are updated annually based on a conversion rate that accounts for changes in the consumer price index and a productivity adjustment. For 2018, CMS increased ASC reimbursement rates by 1.2%, which we believe will positively impact our 2018 ambulatory services revenue by approximately $5.6 million based on our current procedure mix. We estimate that proposed ASC reimbursement rates for 2019 recently announced by CMS, which are subject to final approval in November 2018, would positively impact our 2019 ambulatory services revenue by approximately $6.3 million. There can be no assurance that CMS will not revise the ASC payment system or that annual CPI increases will be material.

Health reform. In recent years, the U.S. Congress and certain state legislatures have passed a large number of laws and regulations intended to result in significant change across the healthcare industry. The most prominent of these reform efforts, the Health Reform Law, expands health insurance coverage through a combination of public program expansion and private sector health reforms.

We believe that health insurance market reforms that expand health insurance coverage have resulted in increased volumes of certain procedures. However, the future of the Health Reform Law is uncertain as a result of efforts by the president and certain members of Congress to repeal, revise or replace the Health Reform Law, its implementation or its interpretation through legislative or executive action. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 2019, which may decrease the number of individuals who elect to purchase health insurance. Further, in June 2018, the Department of Labor issued a final rule expanding availability of association health plans, which are not required to cover all of the essential health benefits mandated by the Health Reform Law. This change may result in individuals purchasing less comprehensive coverage. The impact of these developments or repeal of or further changes to the Healthcare Reform Law on the healthcare industry and our business is unknown. Other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. We are unable to predict the nature and success of such initiatives.

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

Income Tax Expense

The effective tax rate on pre-tax earnings (loss) as presented in the statements of operations is typically lower due to the inclusion of noncontrolling interests. However, after removing the earnings attributable to noncontrolling interests, our adjusted effective tax rate, excluding discrete items, was approximately 40% during 2017. We file a consolidated federal income tax return and numerous state income tax returns with varying tax rates which reflects the blending of these rates. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the Act) was signed into law making significant changes to the Internal Revenue Code. Under the provisions of the Act, the U.S. corporate tax rate was decreased from 35% to 21% for tax years beginning after December 31, 2017. Accordingly, we currently expect our adjusted effective rate during 2018 to be approximately 26%. As a result of the enacted rate change, during the year ended December 31, 2017 we recorded a benefit of $596.6 million in deferred income tax expense for the change in the net deferred tax liability at the 21% tax rate. During the six months ended June 30, 2018, we recorded an additional $10.3 million as income tax benefit as a result of the Act, primarily due to 2017 acquisitions with subsequent purchase price allocation adjustments.

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

The cumulative tax benefit represents our assessment of the impact of the Act, the key component being re-measurement of deferred tax balances to the new corporate rate. As the benefit is based on currently available information and interpretations, which are continuing to evolve, the benefit should be considered provisional. We will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of June 30, 2018, and we will continue to refine such amounts within the measurement period provided by SAB 118. We expect to complete the analysis no later than the fourth quarter of 2018.

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

Consolidated Operations

The following table shows certain statement of operations items expressed as a percentage of net revenues for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries and benefits	71.6	70.6	72.8	71.5
Supply cost	2.7	2.9	2.7	2.9
Insurance expense	2.5	1.6	2.4	1.8
Other operating expenses	9.2	9.7	9.2	9.8
Transaction and integration costs	2.8	1.4	1.9	1.3
Impairment charges	95.5	—	47.7	—
Depreciation and amortization	3.4	3.7	3.4	3.7
Total operating expenses	187.7	90.0	140.1	91.0
Net loss on disposals and deconsolidations	—	(0.3)	—	(0.1)
Equity in earnings of unconsolidated affiliates	0.4	0.3	0.3	0.3
Operating income (loss)	(87.4)	10.0	(39.8)	9.2
Interest expense, net	3.3	2.9	3.2	2.8
Other income, net	—	—	—	—
Earnings (loss) from operations before income taxes	(90.6)	7.2	(43.0)	6.4
Income tax expense (benefit)	(4.9)	1.8	(2.3)	1.4
Net earnings (loss) from continuing operations	(85.7)	5.3	(40.7)	5.0
Discontinued operations:
Earnings from discontinued operations	—	0.3	0.1	0.4
Income tax expense from discontinued operations	—	(0.1)	(3.1)	(12.8)
Net earnings (loss) from discontinued operations	—	0.2	(3.0)	(12.4)
Net earnings (loss)	(85.7)	5.5	(43.7)	(7.4)
Net earnings attributable to noncontrolling interests	2.9	2.7	2.7	2.8
Net earnings (loss) attributable to Envision Healthcare Corporation stockholders	(88.7)%	2.9%	(46.4)%	(10.2)%

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

Net revenue increased $125.8 million, or 6.5%, to $2.07 billion in the three months ended June 30, 2018 from $1.95 billion in the three months ended June 30, 2017. Net revenue increased $324.2 million, or 8.5%, to $4.15 billion in the six months ended June 30, 2018 from $3.83 billion in the six months ended June 30, 2017. Our net revenue was impacted primarily due to the following:

•
an increase of $116.3 million and $323.0 million during the three and six months ended June 30, 2018, respectively, associated with our physician services segment, driven primarily by acquisitions completed in 2017 and 2018, and increases in our same-contract growth; and

•
an increase of $9.5 million and $1.2 million during the three and six months ended June 30, 2018, respectively, associated with our ambulatory services segment, driven primarily by acquisitions completed in 2017 and 2018 and increases in our same-center growth offset by disposal and deconsolidation activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Operating income decreased $2.01 billion to an operating loss of $1.81 billion during the three months ended June 30, 2018, from operating income of $195.3 million in the three months ended June 30, 2017. Operating income decreased $2.00 billion, to an operating loss of $1.65 billion during the six months ended June 30, 2018, from operating income of $351.2 million in the six months ended June 30, 2017. Our operating income (loss) was impacted during the three and six months ended June 30, 2018 primarily due to the following:

•
a decrease of $1.98 billion during the three and six months ended June 30, 2018, respectively, associated with results from our physician services segment due to a non-cash charge related to the goodwill impairment recorded during the second quarter of the current year and a decrease of $28.5 million and $16.2 million during the three and six months ended June 30, 2018, respectively, related to increases in certain labor, benefits, and insurance costs; and

•
an increase of $2.3 million and a decrease of $8.1 million during the three and six months ended June 30, 2018, respectively, experienced by our ambulatory services segment primarily as a result of disposal and deconsolidation activity offset in part by the operations of acquisitions completed in 2018 and 2017.

As a percentage of our consolidated net revenue, our physician services segment represented 84.7% of our net revenue for the six months ended June 30, 2018 as compared to 83.4% for the six months ended June 30, 2017. For further discussion of specific operating expense categories, see "Physician Services Operations" and Ambulatory Services Operations" below.

Net interest expense increased $11.3 million, or 20.1%, to $67.4 million in the three months ended June 30, 2018, from $56.1 million in the three months ended June 30, 2017, and increased $22.5 million, or 20.7%, to $131.0 million in the six months ended June 30, 2018, from $108.5 million in the six months ended June 30, 2017, primarily as a result of increased borrowings during the first quarter of 2018 compared to the prior year period and changes in the interest rate of our variable rate debt that occurred subsequent to June 30, 2017. Additionally, during the six months ended June 30, 2018 and 2017 we allocated $17.6 million and $43.6 million, respectively, of interest expense to discontinued operations. See “- Liquidity and Capital Resources” for additional information. Subsequent to the divestiture of the medical transportation business in March 2018, we utilized approximately $1.82 billion of the proceeds to repay indebtedness under the term loan facility and ABL facility. The interest associated with such indebtedness could not be allocated to discontinued operations following the closing of the medical transportation business divestiture.

Transaction and integration costs were approximately $57.4 million and $78.8 million for the three and six months ended June 30, 2018, respectively, and $27.4 million and $48.9 million for the three and six months ended June 30, 2017, respectively, the increase is primarily relating to the Merger, the divestiture of the medical transportation business, including the provision of transition services and integration costs, and recent acquisitions.

We recognized an income tax benefit of $95.3 million for the six months ended June 30, 2018, respectively, compared to income tax expense of $53.1 million in the six months ended June 30, 2017, respectively. Our effective tax rate during the six months ended June 30, 2018 was approximately 5% of earnings (loss) from continuing operations. This differs from the federal statutory income tax rate of 21% primarily due to the Act, the impact of the non-cash goodwill impairment charge related to the physician services segment, most of which is not deductible, and the exclusion of the earnings attributable to non-controlling interest. When excluding these items and considering the impact of state income taxes, our effective tax rate was approximately 26% for the six months ended June 30, 2018.

Noncontrolling interests in net earnings for the three and six months ended June 30, 2018 increased $9.1 million and $6.2 million, respectively, from the three and six months ended June 30, 2017, primarily due to increased earnings attributable to our ambulatory services segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contribution to Net Revenue Growth:
Same contract	1.2%	2.5%	1.9%	3.1%
New contracts	7.9	5.6	7.9	5.9
Terminated contracts	(6.7)	(9.4)	(6.1)	(9.7)
Acquired contract and other	4.7	10.6	6.4	10.0
Total net revenue growth	7.1%	9.3%	10.1%	9.3%

Patient encounters per day (day adjusted)	1.1%	1.1%	1.9%	2.0%
Net revenue per encounter	0.4	2.1	0.4	2.5
Same contract revenue growth	1.5%	3.2%	2.3%	4.5%

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

	Percentage of Net Revenue				Percentage of Total Volume
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Medicare	20%	20%	19%	21%	30%	34%	30%	33%
Medicaid	8	8	8	7	25	24	25	24
Commercial and managed care	55	55	56	56	33	30	32	30
Self-pay	1	2	2	2	12	12	13	13
Net fee for service revenue	84	85	85	86	100%	100%	100%	100%
Contract and other revenue	16	15	15	14
Net revenue for physician services	100%	100%	100%	100%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

The following table shows selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our physician services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net revenue	$1,744.8	100.0%	$1,628.5	100.0%	$3,514.2	100.0%	$3,191.2	100.0%
Operating expenses:
Salaries and benefits	1,386.6	79.5	1,280.9	78.7	2,832.8	80.6	2,540.4	79.6
Supply cost	5.3	0.3	5.8	0.4	10.7	0.3	11.7	0.4
Insurance expense	51.2	2.9	29.0	1.8	97.5	2.8	64.7	2.0
Other operating expenses	124.7	7.1	126.6	7.8	251.6	7.2	246.9	7.7
Transaction and integration costs	46.5	2.7	24.4	1.5	64.6	1.8	43.6	1.4
Impairment charges	1,979.9	113.5	—	—	1,980.6	56.4	0.3	—
Depreciation and amortization	60.8	3.5	61.8	3.8	121.6	3.5	123.4	3.9
Total operating expenses	3,655.0	209.5	1,528.5	93.9	5,359.4	152.5	3,031.0	95.0
Net loss on disposals and deconsolidations	—	—	(1.9)	(0.1)	—	—	(9.0)	(0.3)
Equity in loss of unconsolidated affiliates	(0.5)	—	(0.4)	—	(0.8)	—	(0.7)	—
Operating income (loss)	$(1,910.7)	(109.5)%	$97.7	6.0%	$(1,846.0)	(52.5)%	$150.5	4.7%

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

Physician services net revenue increased $116.3 million, or 7.1%, to $1.74 billion and $323.0 million, or 10.1%, to $3.51 billion in the three and six months ended June 30, 2018, respectively, from $1.63 billion and $3.19 billion in the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, compared to the prior year periods, our total growth in net revenue of our physician services segment was driven by contributions from new contracts of $128.0 million, or 7.9%, and $252.0 million, or 7.9%, respectively, acquisitions of $77.3 million, or 4.7%, and $205.8 million, or 6.4%, respectively, and same-contracts of $19.7 million, or 1.2%, and $59.6 million, or 1.9%, respectively, which was partially offset by contract terminations of $108.7 million, or 6.7%, and $194.5 million, or 6.1%, respectively.

Salaries and benefits increased by $105.7 million, or 8.3%, to $1.39 billion and $292.4 million, or 11.5%, to $2.83 billion in the three and six months ended June 30, 2018, respectively, from $1.28 billion and $2.54 billion from the three and six months ended June 30, 2017, respectively. The increase during the three and six months ended June 30, 2018 is primarily related to salaries and benefits paid to newly hired physicians and related staff to support growth in new and acquired contracts. In addition, the Company has recorded an increase in its incentive compensation accruals based on current period results.

Insurance expense increased $22.2 million, or 76.6%, to $51.2 million and $32.8 million, or 50.7%, to $97.5 million in the three and six months ended June 30, 2018, respectively, from $29.0 million and $64.7 million in the three and six months ended June 30, 2017, respectively. The increase is in part due to the settlement of certain aged claims in excess of reserves previously established for those claims as well as increased accruals for future claims related to those same periods.

Other operating expenses decreased $1.9 million, or 1.5%, to $124.7 million and increased $4.7 million, or 1.9%, to $251.6 million in the three and six months ended June 30, 2018, respectively, from $126.6 million and $246.9 million during the three and six months ended June 30, 2017, respectively. Physician services benefited from operational improvement efforts, including lower supply costs and other operating expenses during 2018.

We recorded an estimated non-cash impairment charge of $1.98 billion to goodwill during the three months ended June 30, 2018 related to the physician services segment. See Note 9 in the Notes to the Unaudited Consolidated Financial Statements.

Depreciation and amortization for our physician services segment was approximately $60.8 million and $121.6 million for the three and six months ended June 30, 2018, respectively, and $61.8 million and $123.4 million for the three and six months ended June 30, 2017, respectively. The majority of the expense is a result of amortizable intangible assets related to our customer relationships with health systems.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Ambulatory Services Operations

The following table presents certain operating data of our ambulatory services segment for the three and six months ended June 30, 2018 and 2017. An ASC is deemed to be under development when a LP or LLC has been formed with the physician partners to develop the ASC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Procedures performed during the period at consolidated centers	442,118	434,694	847,826	855,181
Centers in operation, end of period (consolidated)	229	237	229	237
Centers in operation, end of period (unconsolidated)	32	26	32	26
Average number of continuing centers in operation (consolidated)	230	236	231	237
New centers added, during period	2	2	2	6
Centers disposed, during period	2	3	5	3
Surgical hospitals in operation, end of period (unconsolidated)	1	1	1	1
Centers under letter of intent, end of period	1	—	1	—
Average revenue per consolidated center (in thousands)	$1,426	$1,350	$2,757	$2,673
Same center revenues increase, day adjusted (consolidated)	2.9%	0.6%	1.2%	1.3%

Of the continuing centers in operation at June 30, 2018, 159 centers performed gastrointestinal endoscopy procedures, 54 centers performed procedures in multiple specialties, 38 centers performed ophthalmology procedures and 10 centers performed orthopaedic procedures.

A significant measurement of our ambulatory service revenues growth from year to year is the change in our same-center revenue. We define our same-center group each year as those centers that contain full year-to-date operations in both comparable reporting periods, including the expansion of the number of operating centers associated with a LLC or LP. Ambulatory services revenues at our 2018 same-center group, constituting approximately 97% of our total number of consolidated centers, increased by 2.9% and 1.2% during the three and six months ended June 30, 2018, respectively. The increase in the three months ended June 30, 2018 was due to a 1.5% increase in procedures and a 1.4% increase in revenue per procedure as compared to the prior year period. The increase in the six months ended June 30, 2018 was due to a 0.2% increase in procedures and a 1.0% increase in revenue per procedure as compared to the prior year period

The following table presents selected statement of operations data expressed in dollars (in millions) and as a percentage of net revenue for our ambulatory services segment.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Net revenue	$328.0	100.0%	$318.5	100.0%	$635.6	100.0%	$634.4	100.0%
Operating expenses:
Salaries and benefits	97.5	29.7	94.2	29.6	190.2	29.9	193.7	30.5
Supply cost	50.7	15.5	51.3	16.1	99.7	15.7	99.5	15.7
Insurance expense	1.4	0.4	1.8	0.6	2.7	0.4	3.7	0.6
Other operating expenses	65.3	19.9	63.0	19.8	129.2	20.3	126.8	20.0
Transaction and integration costs	10.9	3.3	3.0	0.9	14.2	2.2	5.3	0.8
Depreciation and amortization	9.5	2.9	9.8	3.1	19.3	3.0	19.5	3.1
Total operating expenses	235.3	71.7	223.1	70.0	455.3	71.6	448.5	70.7
Net gain (loss) on disposals and deconsolidations	(0.8)	(0.2)	(3.9)	(1.2)	(1.8)	(0.3)	3.5	0.6
Equity in earnings of unconsolidated affiliates	8.0	2.4	6.1	1.9	14.1	2.2	11.3	1.8
Operating income	$99.9	30.5%	$97.6	30.6%	$192.6	30.3%	$200.7	31.6%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

Three and Six Months Ended June 30, 2018 compared to Three and Six Months Ended June 30, 2017

Ambulatory services revenues increased $9.5 million, or 3.0%, to $328.0 million and increased $1.2 million, or 0.2%, to $635.6 million in the three and six months ended June 30, 2018, respectively, from $318.5 million and $634.4 million in the three and six months ended June 30, 2017, respectively. Our ambulatory services revenues were impacted during the three and six months ended June 30, 2018 as compared to the prior periods primarily due to the following:

•
revenue growth of $8.8 million, or 2.9%, recognized by our 2018 same-center group for the three months ended June 30, 2018, and growth of $7.2 million, or 1.2%, recognized by our 2018 same-center group for the six months ended June 30, 2018;

•
centers acquired in 2017, which contributed $3.9 million and $7.8 million of additional revenues in the three and six months ended June 30, 2018, respectively, due to having a full period of operations in 2018;

•	acquisitions in the second quarter 2018, which contributed $5.5 million of additional revenues in the three and six months ended June 30, 2018, respectively;

•
reduced revenue recognized during the three and six months ended June 30, 2018 of $3.5 million and $8.9 million, respectively, resulting from the deconsolidation of centers that were consolidated in the prior periods. The deconsolidated centers represented a reduction of 6,964 and 13,973 procedures reported during the three and six months ended June 30, 2017, respectively. Our share of the results of operations from the deconsolidated centers is reflected in equity in earnings of unconsolidated affiliates in our consolidated statements of operations; and

•
reduced revenue recognized during the three and six months ended June 30, 2018 of $4.9 million and $9.7 million, respectively, resulting from the disposal of centers that had a full period of operations during the three and six months ended June 30, 2017.

Salaries and benefits increased by $3.3 million, or 3.5%, to $97.5 million and decreased $3.5 million, or 1.8%, to $190.2 million in the three and six months ended June 30, 2018, respectively, from $94.2 million and $193.7 million in the three and six months ended June 30, 2017, respectively. Salaries and benefits as a percentage of revenue was impacted by additional costs for staffing at newly acquired and developed centers offset by the reduction in expense from deconsolidated and disposed centers and a lower corporate expense allocation in the current year period.

Supply cost decreased $0.6 million, or 1.2%, to $50.7 million and increased $0.2 million, or 0.2%, to $99.7 million in the three and six months ended June 30, 2018, respectively, from $51.3 million and $99.5 million in the three and six months ended June 30, 2017, respectively. Decreased supply costs for the three months ended June 30, 2018 are primarily due to the reduction in expense from the deconsolidated and disposed centers that were consolidated in the prior period, and increased supply costs for the six months ended June 30, 2018 are primarily due to the increase in supply costs experienced by our same-center group and current year and prior year acquisitions offset by the reduction in expense from the deconsolidated and disposed centers that were consolidated in the prior period.

Other operating expenses increased $2.3 million, or 3.7%, to $65.3 million and $2.4 million, or 1.9%, to $129.2 million in the three and six months ended June 30, 2018, respectively, from $63.0 million and $126.8 million in the three and six months ended June 30, 2017, respectively. The change in expense for the three and six months ended June 30, 2018 resulted primarily from:

•	an increase of $2.9 million and $4.1 million, respectively, in other operating expenses in our 2018 same-center group;

•	centers acquired during 2017, which resulted in an increase of $0.5 million and $1.1 million, respectively;

•	centers acquired during 2018, which resulted in an increase of $1.0 million;

•	deconsolidation of centers in the current and prior periods, which resulted in a decrease of $1.1 million and $2.7 million, respectively; and

•	disposal of centers in the current and prior periods, which resulted in a decrease of $1.8 million and $3.4 million, respectively.

Depreciation and amortization expense remained relatively unchanged at 2.9% and 3.0% of net revenue for the three and six months ended June 30, 2018, respectively, and 3.1% for both the three and six months ended 2017, respectively.

Equity in earnings of unconsolidated affiliates was $8.0 million and $14.1 million during the three and six months ended June 30, 2018, respectively, and $6.1 million and $11.3 million during the three and six months ended June 30, 2017, respectively. The increase in our earnings from equity method investments during the three and six months ended June 30, 2018 is due to the deconsolidation of centers that were consolidated in the prior periods and the growth of our previously existing equity method investments.

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

Cash and cash equivalents attributable to continuing operations at June 30, 2018 and December 31, 2017 were $593.5 million and $312.2 million, respectively. Restricted cash at June 30, 2018 and December 31, 2017 was $16.3 million and $30.8 million, respectively, and is classified within insurance collateral in the accompanying consolidated balance sheets. In addition, included in current assets held for sale at December 31, 2017 are cash, cash equivalents, and restricted cash attributable to discontinued operations of $40.0 million. The table below summarizes cash flow information derived from our statements of cash flows for the six months ended June 30, 2018 and 2017 (in millions).

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$24.7	$378.7
Investing activities	2,021.5	(574.0)
Financing activities	(1,819.4)	344.8

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2018 was $24.7 million, compared to $378.7 million for the six months ended June 30, 2017. Cash flows from operations during the six months ended June 30, 2018 were impacted by the following:

•	payment of tax liability of $270.5 million primarily resulting from the divestiture of our medical transportation business;

•	payments of transaction and integration costs of approximately $65.6 million; and

•	divestiture of our medical transportation business, which contributed operating cash flow of $77.4 million in the current period and $100.7 million in the prior year period.

The principal source of our operating cash flow is the collection of accounts receivable from governmental payors, commercial payors and individuals. We bill for services as delivered, usually within a few days following the date the service is rendered for our ambulatory services segment and within 5 to 30 days following the date the service is rendered for our physician services segment. Generally, unpaid amounts that are 30 to 45 days past due are rebilled based on a standard set of procedures. If amounts remain uncollected after 60 days, we proceed with a series of late-notice notifications until amounts are either collected, contractually written off in accordance with contracted rates or determined to be uncollectible, typically after 90 to 240 days. Receivables determined to be uncollectible are written off and such amounts are applied to our estimate of the discount for uninsured patients as previously established in accordance with our policy. The amount of actual write-offs of account balances for each of our subsidiaries is continuously compared to established discounts for uninsured patients to ensure that such amounts are adequate. At June 30, 2018, our physician services segment's net accounts receivable represented 74 days of revenue outstanding compared to 71 days of revenue outstanding at December 31, 2017. The increase results primarily from new contract and program starts as well as certain billing system conversions. At both June 30, 2018 and December 31, 2017, our ambulatory services segment net accounts receivable represented 30 days of revenue outstanding.

As of June 30, 2018, we had insurance collateral of $110.2 million, which is comprised of restricted cash and available-for-sale securities that are restricted for the purpose of satisfying the obligations of our wholly owned captive insurance companies.

Investing activities. Net cash provided by investing activities was $2.02 billion for the six months ended June 30, 2018 compared to net cash used in investing activities of $574.0 million for the six months ended June 30, 2017. The change was primarily related to the net proceeds of $2.28 billion received from the completed divestiture of the medical transportation business offset by the funding of acquisitions and capital expenditures that occurred during the six months ended June 30, 2018.

During the six months ended June 30, 2018, we had total acquisition and capital expenditures of $207.3 million, which primarily included:

•	$91.5 million for the acquisition of physician practices;

•	$35.6 million for the acquisition of interests in a surgery center and a physician practice; and

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

•	$78.8 million for new or replacement property.

Financing activities. Net cash used in financing activities was $1.82 billion for the six months ended June 30, 2018 compared to net cash provided by financing activities of $344.8 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we had net payments on long-term borrowings of $1.70 billion, which included gross proceeds of $129.4 million and payments of $1.83 billion. Approximately $1.82 billion of proceeds from our divestiture of our medical transportation business were used to pay off borrowings under our Term Loan B 2023 and our ABL facility during the six months ended June 30, 2018.

During the six months ended June 30, 2018, we repurchased approximately 151,691 shares of our common stock by withholding a portion of employee restricted stock that vested, with a value of approximately $5.5 million, to cover payroll withholding taxes in accordance with the restricted stock agreements.

On September 17, 2017, the Board authorized a stock repurchase program that authorizes us to repurchase up to $250 million of our common stock. The timing and amount of any shares repurchased will be determined based on our evaluation of market conditions and other factors. Repurchases will be made in accordance with the rules and regulations promulgated by the SEC and certain other legal requirements to which we may be subject. The program may be suspended or discontinued at any time, and has no time limit. As of June 30, 2018, we had made no repurchases under the stock repurchase program.

As of June 30, 2018, we had total indebtedness, including capital leases, of $4.72 billion, including $2.26 billion of term loans that mature in 2023 (Term Loan B - 2023), $1.10 billion of 5.625% senior unsecured notes due 2022 (5.625% 2022 Notes), $750.0 million of 5.125% senior unsecured notes due 2022 (5.125% 2022 Notes), $550.0 million of 6.25% senior unsecured notes due 2024 (6.25% 2024 Notes) and approximately $59.0 million of other long-term indebtedness. As of June 30, 2018, there were no borrowings under our ABL Facility.

Term Loan B - 2023

We have term loan borrowings in an aggregate principal amount of $2.26 billion that mature on December 1, 2023. Under the terms of the Term Loan Facility, the Term Loan B - 2023 bears interest at a rate equal to (i) LIBOR, plus 3.00% per annum, or (ii) the alternate base rate as defined in the credit agreement. At June 30, 2018, we had approximately $0.6 million in accrued interest associated with the Term Loan B - 2023.

On March 14, 2018, we completed the divestiture of our medical transportation business for approximately $2.28 billion in net cash proceeds. Upon completion of the divestiture, under the terms of the Term Loan Facility, we were required to utilize the net proceeds to pay down the outstanding principal on the Term Loan B - 2023 unless the proceeds can be used to acquire the assets or capital stock of businesses similar to ours within 365 days from the sale. As of June 30, 2018, we had utilized approximately $1.70 billion of the proceeds to repay the outstanding principal balance. As a result of this payment, no principal payments are currently due, which previously were $40.0 million per year.

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

As of June 30, 2018, the maximum available for borrowing under the ABL Facility was $650.0 million. As of June 30, 2018, letters of credit outstanding, which impact the available credit under the ABL Facility, were $69.2 million. Our borrowing capacity, after giving effect to the letters of credit, was $450.1 million as of June 30, 2018. These letters of credit primarily secure the obligations under our captive insurance program. At June 30, 2018, there were no ABL borrowings outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)	Table of Contents

5.625% 2022 Notes

We have $1.10 billion aggregate principal amount of the 5.625% 2022 Notes outstanding. Interest on the 5.625% 2022 Senior Unsecured Notes accrues at the rate of 5.625% per annum and is payable semi-annually in arrears on January 15 and July 15 through the maturity date on July 15, 2022. The 5.625% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At June 30, 2018, we had approximately $28.5 million in accrued interest associated with the 5.625% 2022 Notes.

5.125% 2022 Notes

We have $750.0 million aggregate principal amount of the 5.125% 2022 Notes outstanding. Interest on the 5.125% 2022 Notes accrues at the rate of 5.125% per annum and is payable semi-annually in arrears on January 1 and July 1 through the maturity date on July 1, 2022. The 5.125% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At June 30, 2018, we had $2.0 million in accrued interest associated with the 5.125% 2022 Notes.

6.25% 2024 Notes

We have $550.0 million aggregate principal amount of the 6.25% 2024 Notes. Interest on the 6.25% 2024 Notes accrues at the rate of 6.25% per annum and is payable semi-annually in arrears on June 1 and December 1 through the maturity date on December 1, 2024. The 6.25% 2022 Notes are unsecured obligations and are guaranteed by each of our wholly owned domestic subsidiaries, except for any of our subsidiaries subject to regulation as an insurance company, including our wholly owned captive insurance subsidiaries. At June 30, 2018, we had approximately $20.1 million in accrued interest associated with the 6.25% 2024 Notes.

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

The above discussion of our liquidity and capital resources does not reflect the transactions and financing activities contemplated by the Merger Agreement. See “Note 1- Merger Agreement” above for information regarding the Merger Agreement and the Merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt to manage our exposures to changes in interest rates. Our variable debt instruments are primarily indexed to the prime rate or LIBOR. Interest rate changes would result in gains or losses in the market value of our fixed rate debt portfolio due to differences in market interest rates and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2018, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $16.7 million annually. Although there can be no assurances that interest rates will not change significantly, we do not expect changes in interest rates to have a material effect on our net earnings or cash flows during the remainder of 2018 based on our indebtedness at June 30, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2018. Based on that evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As a result of the completion of the acquisitions made in 2017, we have begun our analysis of the systems of disclosure controls and procedures and internal controls over financial reporting of the acquired entities and we will continue to integrate them within our broader framework of controls and expect to be finalized as of December 31, 2018. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation and the integration of the 2017 acquisitions within the required time frames and report management’s assessment of our internal control over financial reporting in our first annual report in which such assessment is required for this acquisition. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Part II

Item 1. Legal Proceedings

There have been no material changes during the six months ended June 30, 2018 to the legal proceedings we previously described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except as described below.

On August 4, 2017, a shareholder filed a purported class action in the United States District Court for the Middle District of Tennessee (M.D. Tenn.) against us and several of our officers and former officers alleging that we and the individual defendants violated the federal securities laws by making allegedly false and misleading statements and failing to disclose certain information. On September 29, 2017, and October 23, 2017, respectively, two purported class actions were filed in the same court making similar allegations. The Court subsequently consolidated these cases into a single action. Plaintiff filed a consolidated class action complaint (CAC) on January 26, 2018. In addition to us and certain current and former officers, the CAC also named Clayton Dubilier & Rice, LLC (CD&R), a former Envision investor, and certain CD&R affiliates. On April 3, 2018, defendants filed a motion to dismiss the CAC. That motion remains pending. On November 20, 2017, a shareholder filed a derivative action in the M.D. Tenn. against us and our Board. The plaintiff generally alleges that we and/or certain of our officers breached fiduciary duties and violated the federal securities laws. On December 12, 2017, and December 15, 2017, respectively, two additional derivative actions were filed in the same court raising essentially the same allegations. Those derivative actions were consolidated on May 21, 2018. On August 2, 2018, the plaintiffs filed an amended complaint and added class action claims in connection with the Merger. In addition to the derivative claims, the amended complaint now includes claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Proxy Statement filed on July 9, 2018, in connection with the Merger. The amended complaint also alleges a claim against the individual defendants for breaches of fiduciary duties. It seeks, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event the Merger is completed), and an award of costs and attorneys’ fees. We believe these claims are without merit and intend to vigorously defend these actions. Given the preliminary stage of these matters, we are unable to estimate the amount of potential damages, if any, in any of these actions.

We filed a lawsuit against United HealthCare Insurance Company (United) on March 12, 2018 in U.S. District Court for the Southern District of Florida asserting, among other things, that United breached its medical group participation agreement with us (the Participation Agreement) by unilaterally lowering the contracted rates payable for certain healthcare services provided by our clinicians to United’s health plan participants. On April 13, 2018, United filed a claim against us in arbitration, alleging that we breached the Participation Agreement by improperly affiliating new entities. On April 27, 2018, the court ordered that we should pursue our claims in arbitration and we refiled our complaint in arbitration. While we intend to vigorously assert our claims against United in binding arbitration, we are unable to predict the outcome of the arbitration.

In July 2018, three shareholder lawsuits were filed in connection with the Merger: Modi v. Envision Healthcare Corporation, et al., Case No. 3:18-cv-00648 (the Modi Action), filed in the United States District Court for the Middle District of Tennessee on behalf of a putative class of our public shareholders; White v. Envision Healthcare Corporation, et al., Case No. 1:18-cv-01068 (the White Action), filed in the United States District Court for the District of Delaware by an individual purported shareholder; and Rosenblatt v. Envision Healthcare Corporation, et al., Case No. 1:18-cv-01077 (the Rosenblatt Action), also filed in the United States District Court for the District of Delaware on behalf of a putative class of our public shareholders. The White and Rosenblatt Actions name us as defendants and each of our directors individually; the Modi Action names us as defendants, each of our directors individually, Parent and Merger Sub. All three actions allege violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Proxy Statement filed on July 9, 2018, in connection with the Merger. The Modi Action also alleges a claim against the individual defendants for breach of fiduciary duties under Delaware law. All three actions seek, among other relief, to enjoin the Merger (or, in the alternative, an award of rescissory damages in the event that the Merger is completed), and an award of costs and attorneys’ and expert fees. We believe these claims are without merit. Given the preliminary stage of these matters, we are unable to estimate the amount of potential damages, if any, in any of these actions.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the following:

The Merger may not be completed within the expected timeframe, or at all, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe, or at all. The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including: (i) the adoption of the Merger

Agreement by the holders of a majority of the outstanding shares of our common stock; (ii) the absence of any law, order or injunction of a court of competent jurisdiction or governmental entity prohibiting the consummation of the Merger; (iii) the accuracy of the representations and warranties contained in the Merger Agreement (generally subject to certain materiality qualifiers); and (iv) the performance in all material respects by the parties of their respective obligations required by the Merger Agreement to be performed prior to the Effective Time.

There can be no assurance that all closing conditions will be satisfied (or waived, if applicable). Many of the conditions to completion of the Merger are not within either our or Parent’s control, and we cannot predict when or if these conditions will be satisfied (or waived, as applicable). Further, though not a condition to completion of the Merger, there is a risk of availability of sufficient financing available to Parent to allow it to pay the Merger Consideration.

If the Merger is not completed within the expected timeframe or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction, as well as the diversion of management and resources towards the Merger. We may also experience negative reactions from our investors, employees, suppliers and customers. In addition, if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Parent a termination fee of $167.0 million.

The announcement and pendency of the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, results of operations, financial condition and the market price of our common stock. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Merger: (i) the effect of restrictions placed on us and our subsidiaries’ ability to operate our businesses under the Merger Agreement, including our ability to pursue alternatives to the proposed transaction; (ii) the risk of disruption resulting from the proposed transaction, including the diversion of our management’s attention from ongoing business operations; (iii) the effect of the announcement of the proposed transaction on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers, partners and others with whom we do business, or on our operating results and businesses generally; (iv) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; and (v) the effect of any legal proceedings instituted against us related to the Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
				(d) Maximum Number
				(or Approximate Dollar
	(a) Total		(c) Total Number of	Value) of Shares (or
	Number of	(b) Average	Shares (or Units)	Units) That May Yet
	Shares	Price Paid	Purchased as Part of	Be Purchased Under
	(or Units)	per Share	Publicly Announced	the Plans or Programs
Period	Purchased (1)	(or Unit)	Plans or Programs	(in millions) (2)
April 1, 2018 through April 30, 2018	2,187	$38.02	—	$—
May 1, 2018 through May 31, 2018	—	—	—	—
June 1, 2018 through June 30, 2018	362	43.64	—	—
Total	2,549	$38.82	—	$—

(1)
During the three months ended June 30, 2018, we repurchased 2,549 shares with a value of $0.1 million to cover payroll withholding taxes in connection with the vesting of restricted stock awards under the Envision Healthcare Corporation 2014 Equity and Incentive Plan.

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
2.1
Agreement and Plan of Merger, dated as of June 10, 2018, by and among Enterprise Parent Holdings Inc., Enterprise Merger Sub Inc. and Envision Healthcare Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 10, 2018).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017,(iv) the Consolidated Statements of Changes in Equity for the six month periods ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 and (vi) the notes to the Unaudited Consolidated Financial Statements for the six month periods ended June 30, 2018 and 2017

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENVISION HEALTHCARE CORPORATION

Date:	August 7, 2018

		By:	/s/ Kevin D. Eastridge
Kevin D. Eastridge

Executive Vice President and
Chief Financial Officer
(Principal Financial and Duly Authorized Officer)

